Form 10-Q
period 2008-09-30
Compass Acquisition CORP
filed 2008-11-19
CIK 1381790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES   [X]     NO   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).          YES   [X]     NO   [  ]

At November  18, 2008, there were 859,375 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$--

Total assets	$--	$--

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Payable to affiliate	$11,895	$11,486
Accounts payable	637	753

Total current liabilities	12,532	12,239

Commitments and Contingencies (Note 7)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares, $0.000128 par value, 781,250 shares
authorized, none issued and outstanding	$--	$--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
859,375 shares issued and outstanding	110	110
Additional paid in capital	--	--
Deficit accumulated during development stage	(12,642)	(12,349)
Total shareholders’ equity (deficit)	(12,532)	(12,349)
Total liabilities and shareholders’ equity (deficit)	$--	$--

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Cumulative During Development Stage (September 27, 2006 to September 30, 2008)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	293	--	12,642
Total operating expenses	293	--	12,642

Operating loss	(293)	--	(12,642)

Income tax expense (benefit)	$--	$--	$--

Net loss	$(293)	$--	$(12,642)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	$859,375	$859,375

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended September, 2008	Three months ended September, 2007	Cumulative During Development Stage (September 27, 2006 to September 30, 2008)
Cash flows from operating activities
Net loss	$(293)	$--	$(12,642)
Adjustments to reconcile net loss to cash used in
operating activities:
Shares issued to Founder for payment of
formation costs	--	-	110
Changes in operating assets and liabilities
Payable to Affiliate	409	887	11,895
Accounts Payable	(116)	(887)	637
Net cash provided by operating activities	--	--	--

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Net cash provided by financing activities	--	--	--

Net increase in cash	--	--	--

Cash at beginning of the period	--	--	--
Cash at end of the period	$--	$--	$--

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

On September 27, 2006, Compass Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company’s formation and administrative costs of $8,376 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share together with a payable to the Founders of $8,266.

At September 30, 2008, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through September 30, 2008 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

At September 30, 2008 and 2007, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and a payable to an affiliate. We believe the fair value of our payable reflects its carrying amount.

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At September 30, 2008 all financial assets consisted of cash and cash equivalents.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September  30, 2008, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $11,895 to a Founder of the Company as of September 30, 2008.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses for $637 as of September 30, 2008.

NOTE 5 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders.  The stock, along with a payable issued to a Founder of $2,482 were the basis of the funding of the Company’s formation costs.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2008, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

General

Compass Acquisition Corporation (“we,” “us,” or the “Company”) is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

Comparison of the three months September 30, 2008 and 2007

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2008 or 2007. Total expenses for the three months ended September 30, 2008 were

$293 compared with $0 for the three months ended September 30, 2007. The increase is due to the timing of certain recurring expenses that occurred in the quarter ended September 30, 2008 that did not occur in the same quarter of the previous year.

Liquidity and Capital Resources

As of September 30, 2008, we had current liabilities of $11,895 to a related party and $637 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.  As of September 30, 2008, the Company did not have a cash balance.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 14, 2008.

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

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit
Number

Description

3.1

Amended Memorandum and Articles of Association

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

Date: November 18, 2008	COMPASS ACQUISITION CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director