Form 10-Q
period 2009-09-30
Compass Acquisition CORP
filed 2009-11-16
CIK 1381790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 13, 2009 there were 998,275 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,426	$1,426

Total assets	$1,426	$1,426

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$9,669	$8,815
Accounts payable	576	1,154

Total current liabilities	10,245	9,969

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of September 30, 2009 and June 30, 2009.	128	128
Additional paid in capital	6,597	6,597
Deficit accumulated during development stage	(15,544)	(15,268)
Total shareholders’ deficit	(8,819)	(8,543)
Total liabilities and shareholders’ deficit	$1,426	$1,426

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Cumulative During Development Stage (September 27, 2006 to September 30, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	276	293	15,544
Total operating expenses	276	293	15,544

Operating loss	(276)	(293)	(15,544)

Income tax expense (benefit)	--	--	--

Net loss	$(276)	$(293)	$(15,544)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	859,375	895,236

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Cumulative During Development Stage (September 27, 2006 to September 30, 2009)
Cash flows from operating activities
Net loss	$(276)	$(293)	$(15,544)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	854	409	9,669
Accounts payable	(578)	(116)	576
Net cash used in operating activities	--	--	(5,189)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	6,615
Net cash provided by financing activities	--	--	6,615

Net increase in cash	--	--	1,426

Cash at beginning of the period	1,426	--	--
Cash at end of the period	$1,426	$--	$1,426

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

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

At September 30, 2009, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through September 30, 2009 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K, for the year ended June 30, 2009, filed with the Securities and Exchange Commission on October 8, 2009.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows the accounting guidelines for accounting for and reporting in Development Stage Enterprise in preparing its financial statements.

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

At September 30, 2009 and 2008, there were no potentially dilutive ordinary shares outstanding.

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

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and payables to an affiliate. We believe the fair value of our payables reflects their carrying amounts.

In 2007, the FASB issued new guidance relating to the measurement and disclosure of financial assets and liabilities.  This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. This guidance does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on January 1, 2009, had no effect on the Company’s consolidated financial statements.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through November 13, 2009, the date the financial statements were available to be issued.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (ASC 105, Generally Accepted Accounting Principles) “ASC 105”, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be reference in accordance with the codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.  The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact (if any) on its consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September 30, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $9,669, and $8,815 to a Founder of the Company as of September 30, 2009 and June 30, 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $576 and $1,154 as of September 30, 2009 and June 30, 2009, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2009, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all subsequent events through November 13, 2009, the date the financial statements were available to be issued.

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

Comparison of the three months ended September 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2009 and 2008. Total expenses for the three months ended September 30, 2009 were $276 compared with $293 for the three months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $1,426 and current liabilities of $9,669 to a related party and $576 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 8, 2009.

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

Date: November 14, 2009	COMPASS ACQUISITION CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

13