Form 10-K/A
period 2009-06-30
Compass Acquisition CORP
filed 2009-11-24
CIK 1381790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES [X]  NO [ ]

As of June 30, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At November 5, 2009, there were 1,281,500 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference:  None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed to amend the disclosure under Item 9A(T) Controls and Procedures of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed on October 8, 2009 (the “Form 10-K”).  Our Form 10-K included a report of our management’s assessment of internal control over financial reporting and its conclusion that our internal control over financial reporting was effective as of June 30, 2009.  However, management’s report failed to include a statement of the framework used by management to conduct its assessment.  We received a comment letter from the SEC Staff alerting us to this error and we are filing this Form 10-K/A to revise management’s report on internal control over financial reporting to include a statement of the framework used by management to conduct its assessment.  This Form 10-K/A also revises our conclusions regarding the effectiveness of our disclosure controls and procedures as a result of this omission.  As a result of our failure to include a statement of the framework used to conduct the assessment of our internal control over financial reporting in our Form 10-K, we have concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.  We also received a comment alerting us to an error by identifying the title of the certifying individual for the Section 302 Certification, which is incorrect per Item 601 (b) (31) of the Regulation S-K.  As a result of this comment we have attached a revised Section 302 Certification as well as a revised Certification pursuant to 18 U.S.C. Section 1350. We have improved our disclosure controls and procedures to ensure that our periodic and current reports comply with the requirements of the then applicable Form and rules and regulations under the Securities Exchange Act of 1934, as amended.

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Form 10-K.  This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

GENERAL INDEX

		Page Number

PART II

Item 9A.(T)	Controls and Procedures	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	2

	SIGNATURES	2

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of our failure to include in Item 9A(T) of our original Form 10-K filed on October 8, 2009, a statement of the framework used by management to conduct its assessment of our internal control over financial reporting.  In addition to filing this Amendment No. on Form 10-K/A to our original Form 10-K to remedy this omission, management has taken steps to improve our disclosure controls and procedures to ensure that our reports filed pursuant to the Exchange Act contain the required disclosures specified in the SEC’s rules and regulations and the applicable forms then in effect.

Management's Report on Internal Control Over Financial Reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed the approach set forth in the interpretative guidance (Release No. 34-55929) issued by the SEC.  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2009.

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

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (3)

Exhibits:

 Exhibit

 Number

Description

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 24, 2009	COMPASS ACQUISITION CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 24, 2009	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 24, 2009	By: /s/ David Richardson
Name: David Richardson
Title: Director