Form 10-Q
period 2009-12-31
Compass Acquisition CORP
filed 2010-02-19
CIK 1381790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

At February 18, 2010 there were 998,275 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,426	$1,426

Total assets	$1,426	$1,426

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$9,669	$8,815
Accounts payable	2,674	1,154

Total current liabilities	12,343	9,969

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of December 31, 2009 and June 30, 2009.	128	128
Additional paid in capital	6,597	6,597
Deficit accumulated during development stage	(17,642)	(15,268)
Total shareholders’ deficit	(10,917)	(8,543)
Total liabilities and shareholders’ deficit	$1,426	$1,426

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	Cumulative During Development Stage (September 27, 2006 to December 31, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	2,374	2,050	17,642
Total operating expenses	2,374	2,050	17,642

Operating loss	(2,374)	(2,050)	(17,642)

Income tax expense (benefit)	--	--	--

Net loss	$(2,374)	$(2,050)	$(17,642)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	867,679	$903,189

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	2,098	1,757
Total operating expenses	2,098	1,757

Operating loss	(2,098)	(1,757)

Income tax expense (benefit)	--	--

Net loss	$(2,098)	$(1,757)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	998,275	875,983

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended December 31, 2009	Six months ended December 31, 2008	Cumulative During Development Stage (September 27, 2006 to December 31, 2009)
Cash flows from operating activities
Net loss	$(2,374)	$(2,050)	$(17,642)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	854	930	9,669
Accounts payable	1,520	1,119	2,674
Net cash used in operating activities	--	--	(5,189)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	6,615	6,615
Net cash provided by financing activities	--	6,615	6,615

Net increase in cash	--	--	1,426

Cash at beginning of the period	1,426	--	--
Cash at end of the period	$1,426	$6,615	$1,426

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2009

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

At December 31, 2009, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through December 31, 2009 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

At December 31, 2009 and 2008, there were no potentially dilutive ordinary shares outstanding.

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

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on July 1, 2009, had no effect on the Company’s consolidated financial statements.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through February 18, 2009, the date the financial statements were available to be issued.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through December 31, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $9,669 and $8,815 to a Founder of the Company as of December 31, 2009 and June 30, 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $2,674 and $1,154 as of December 31, 2009 and June 30, 2009, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2009, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all subsequent events through February 18, 2009, the date the financial statements were available to be issued.

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

Comparison of the six months ended December 31, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the six months ended December 31, 2009 and 2008. Total expenses for the six months ended December 31, 2009 were $2,374 compared with $2,050 for the six months ended December 31, 2008.

Comparison of the three months ended December 31, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2009 and 2008. Total expenses for the three months ended December 31, 2009 were $2,098 compared with $1,757 for the three months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $1,426 and current liabilities of $9,669 to a related party and $2,674 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

Date: February 17, 2010

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

14