Form 10-Q
period 2010-03-31
Compass Acquisition CORP
filed 2010-05-20
CIK 1381790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 18, 2010 there were 3,743,531 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,426	$1,426

Total assets	$1,426	$1,426

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$12,044	$8,815
Accounts payable	733	1,154

Total current liabilities	12,777	9,969

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of March 31, 2010 and June 30, 2009.	128	128
Additional paid in capital	6,597	6,597
Deficit accumulated during development stage	(18,076)	(15,268)
Total shareholders’ deficit	(11,351)	(8,543)
Total liabilities and shareholders’ deficit	$1,426	$1,426

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009	Cumulative During Development Stage (September 27, 2006 to March 31, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	2,808	2,446	18,076
Total operating expenses	2,808	2,446	18,076

Operating loss	(2,808)	(2,446)	(18,076)

Income tax expense (benefit)	--	--	--

Net loss	$(2,808)	$(2,446)	$(18,076)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	910,575	$909,864

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	434	1,757
Total operating expenses	434	1,757

Operating loss	(434)	(1,757)

Income tax expense (benefit)	--	--

Net loss	$(434)	$(1,757)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	998,275	875,983

See accompanying notes to condensed financial statements

.

Compass Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009	Cumulative During Development Stage (September 27, 2006 to March 31, 2010)

Cash flows from operating activities
Net loss	$(2,808)	$(2,446)	$(18,076)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	3,229	930	12,044
Accounts payable	(421)	(58)	733
Net cash used in operating activities	--	(1,574)	(5,189)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	6,615	6,615
Net cash provided by financing activities	--	6,615	6,615

Net increase in cash	--	5,041	1,426

Cash at beginning of the period	1,426	--	--
Cash at end of the period	$1,426	$5,041	$1,426

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Compass Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2010

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

At March 31, 2010, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2010 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

At March 31, 2010 and December 31, 2009, there were no potentially dilutive ordinary shares outstanding.

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

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2010 and June 30, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (ASC 805, Business Combinations) “ASC 805”, which replaces SFAS No. 141. ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 on July 1, 2009, had no effect on the Company’s financial statements.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through May 18, 2010, the date the financial statements were available to be issued.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The implementation of the fair value guidance for nonfinancial assets and nonfinancial liabilities, effective October 1, 2009, did not have a material impact on our financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact (if any) on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $12,044 and $8,815 to a Founder of the Company as of March 31, 2010 and June 30, 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $733 and $1,154 as of March 31, 2010 and June 30, 2009, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At March 31, 2010, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

On May 17, 2010, the Company agreed to issue an aggregate of 2,745,256 ordinary shares of the Company, par value $0.000128 per share to MJR Holdings, Inc., Christopher Fiore, Clifford Teller and Karl Brenza, (each a “Purchaser” and collectively the “Purchasers”) for an aggregate purchase price of $30,000. The personal funds of the Purchasers were the source of the funds used in the transaction. The 2,745,256 ordinary shares are approximately 73.3% of the outstanding capital stock of the Company.

Prior to the closing of the transaction contemplated by the Agreement, the Purchasers were not affiliated with the Company.  The Purchasers are acting as a group, and as such the Purchasers collectively has assumed control of the Company from Nautilus Global Partners, LLC.

The offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder. No placement agent or underwriter was used in connection with the offering and there is no commission, finder’s fee or other compensation due or owing to any party as a result of the transactions described herein.

The Company considered all subsequent events through May 18, 2010, the date the financial statements were available to be issued.

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

Comparison of the nine months ended March 31, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2010 and 2009. Total expenses for the nine months ended March 31, 2010 were $2,808 compared with $2,446 for the nine months ended March 31, 2009.

Comparison of the three months ended March 31, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2010 and 2009. Total expenses for the three months ended March 31, 2010 were $2,098 compared with $1,757 for the nine months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $1,426 and current liabilities of $12,044 to a related party and $733 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2010, the Company agreed to issue an aggregate of 2,745,256 ordinary shares of the Company, par value $0.000128 per share to MJR Holdings, Inc., Christopher Fiore, Clifford Teller and Karl Brenza, (each a “Purchaser” and collectively the “Purchasers”) for an aggregate purchase price of $30,000. The personal funds of the Purchasers were the source of the funds used in the transaction. The 2,745,256 ordinary shares are approximately 73.3% of the outstanding capital stock of the Company.

Prior to the closing of the transaction contemplated by the Agreement, the Purchasers were not affiliated with the Company.  The Purchasers are acting as a group, and as such the Purchasers collectively has assumed control of the Company from Nautilus Global Partners, LLC.

The offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder. No placement agent or underwriter was used in connection with the offering and there is no commission, finder’s fee or other compensation due or owing to any party as a result of the transactions described herein.

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

Date: May 18, 2010	COMPASS ACQUISITION CORPORATION

	By:	/s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

15