Form 10-QT
period 2010-06-30
Compass Acquisition CORP
filed 2010-08-23
CIK 1381790

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

      .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2010

  X .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from March 31, 2010 to June 30, 2010.

Commission file number: 000-23319

COMPASS ACQUISITION CORPORATION

 (Name of Small Business Issuer in its charter)

Cayman Island	N/A
(State of	(I.R.S. Employer
Incorporation)	I.D. Number)

No. 0620, Yongleyingshiwenhuanan Rd., Yongledian Town,

Tongzhou District, Beijing, PR China

(Address of principal executive offices)              (Zip Code)

Issuer's telephone number +86 10-62690222 /0288

Securities registered under Section 12 (b) of the Act:

Title of each class         Name of exchange on which

to be registered            each class is to be registered

None                              None

Securities registered under Section 12(g) of the Act:

Ordinary Shares

(Title of Class)

Check whether issuer (1) filed all reports to be filed by Section 13 or  15(d) of the Exchange Act during the past 12 months (or such shorter  period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.

(1).  X  .  Yes        .  No (2).  X  .  Yes       .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      .  Yes   X  .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      .  Yes   X  .  No

The number of shares issued and outstanding of issuer's ordinary shares, $.001 par value, as of August 3, 2010, 2010 was 17,582,571.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	Page No
-Consolidated Balance Sheets as of June 30, 2010
(unaudited) and December 31, 2009 (audited).	3
-Consolidated Statements of Operations and
Comprehensive Loss for the Three Months and Six Months
Ended June 30 2010 and June 30, 2009 (unaudited).	4-5
-Consolidated Statements of Cash Flows
for the Three Months and Six Months Ended	6
June 30, 2010 and June 30, 2009 (unaudited).
-Notes to the Consolidated Financial Statements.	7
Item 2. Management's Discussion and Analysis.	-
Item 4. Controls and Procedures	16
Item 4(A)T Controls and Procedures.	16

PART II - OTHER INFORMATION
Item 6. Exhibits.	16
Signatures	17

COMPASS ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

		June 30, 2010		December 31, 2009
		(unaudited)		(audited)
ASSETS
Current assets
Cash		$5,071,486		$457,219
Short term investments		558,118		555,783
Accounts receivable, net of provision for doubtful
accounts of $302,266		4,420,173		4,228,510
Advances to suppliers		6,718,872		3,880,307
Other accounts receivable		-		1,836,830
Stockholder advances		478,220		476,220
Prepaid expense		-		39,453
Inventory		40,728		40,558
Deferred tax assets		87,488		155,690

Total current assets		17,375,085		11,670,570

Fixed Assets
Furniture and equipment		3,575,274		3,084,147
Accumulated depreciation		662,664		366,213
Net furniture and equipment		2,912,610		2,717,934

Intangible assets		4,127,055		4,059,639
Accumulated amortization		1,603,471		1,205,873
Net intangible assets		2,523,584		2,853,766
Total fixed assets		5,436,194		5,571,700
Other assets
Long term prepaid expense		60,963		-

Total Assets		$22,872,242		$17,242,270

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$	$ 12,945	$	$ 24,133
Advances from customers		535,020		270,229
Accrued expenses		126,148		175,528
Other accounts payable		346,422		265,103
Taxes payable		3,145,872		1,946,542
Deferred revenue		583,298		1,037,932

Total current liabilities		4,749,705		3,719,467

Shareholders' Equity
Preferred stock: 781,250 shares of $.000128 par value
authorized; 244,022.78 issued and outstanding		31		31
Ordinary shares: 39,062,500 shares of $.000128 par
value authorized; 998,275 issued and outstanding		128		128
Capital in excess of par value		4,420,997		4,420,997
Retained earnings		11,296,597		7,531,177
Earnings appropriated for statutory reserves		1,993,519		1,329,032
Accumulated other comprehensive incomes		411,265		241,438
Total shareholders’ equity		18,122,537		13,522,803

Total Liabilities and Shareholders’ Equity		$22,872,242		17,242,270

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	June 30, 2010	June 30, 2009

Revenue	$5,616,047	$4,432,380

Expenses
Selling	1,758,876	813,760
General and administrative	976,900	864,712
	2,735,776	1,678,472

Operating Income	2,880,271	2,753,908

Other Income (Expenses)
Other income	101,361	16,990
Total other income (expense)	101,631	16,990

Income Before Income Taxes	2,981,632	2,770,898

Provision for Income Taxes:
Current	434,450	275,069
Deferred	15,367	146,857
Total income taxes	449,817	421,926
Net Income	2,531,815	2,348,972

Other Comprehensive Income	127,567	(84,984)
Total Comprehensive Income	$2,659,382	$2,263,988
Earnings Per Share
Basic	$2.67	$2.35
Fully Diluted	0.10	0.09

Average Number of Shares Outstanding:
Common Shares	998,275	998,275
Preferred Shares – Common Equivalence	24,402,278	24,402,278

Fully Diluted Equivalent Shares	25,400,553	25,400,553

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	June 30, 2010	June 30, 2009

Revenue	$9,467,108	$7,885,733

Expenses
Selling	2,352,894	2,379,155
General and administrative	2,000,008	1,836,908
	4,352,902	4,216,063

Operating Income	5,114,206	3,669,670

Other Income (Expenses)
Other income	101,361	18,402
Interest expense	(885)	-
Total other income (expense)	100,476	18,402

Income Before Income Taxes	5,214,682	3,688,072

Provision for Income Taxes:
Current	716,188	398,664
Deferred	68,587	166,366
Total income taxes	784,775	565,030
Net Income	4,429,907	3,123,042

Other Comprehensive Income	129,714	9,543
Total Comprehensive Income	$4,559,621	$3,132,585

Earnings Per Share
Basic	$4.43	$3.13
Fully Diluted	0.17	0.12

Average Number of Shares Outstanding:
Common Shares	998,275	998,275
Preferred Shares – Common Equivalence	24,402,278	24,402,278

Fully Diluted Equivalent Shares	25,400,553	25,400,553

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 31, 2010 AND 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,429,907	$3,123,042
Adjustments to reconcile net income to net cash provided by
operating activities:
Charges and credits not requiring the use of cash:
Depreciation and amortization	684,816	375,774
Decreases in deferred revenue	(457,237)	(1,109,109)
Increases in deferred tax expense	68,593	166,367
Changes in assets and liabilities:
Increases in accounts receivable	(173,236)	(1,556,629)
Decrease (increase) in other receivables	2,014,426	(412,434)
Decrease (increase) in advances to suppliers	262,648	(1,179,415)
Decreases in prepaid expense	-	108,818
Decreases in accounts payable	(11,245)	(8,874)
(Decrease) increase in accrued expenses	(49,925)	1,966
Increases in taxes payable	1,229,980	230,122
(Decrease) increase in other payables	(97,035)	99,569
Increases in advances from customers	(2,739,889)	95,088
(Increase) decrease in long term prepaid expense	(21,263)	39,725
Decrease in short term investments	-	303,950

Net Cash Provided By Operating Activities	5,140,540	277,960

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(476,343)	(1,527,919)
Disposals of intangible assets	-	-
Additions to intangible assets	(50,171)	(528,754)

Net Cash Consumed By Investing Activities	(526,514)	(2,056,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on short-term loan	-	(131,517)

Net Cash Consumed by financing activities	-	(131,517)

Affect on cash of foreign exchange rate changes	241	3,616

Net change in cash	4,614,267	(1,906,614)

Cash Balance, Beginning of Period	457,219	2,314,262

Cash Balance, End of Period	$5,071,486	$407,648

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of Compass Acquisition Corporation (“the Company”) as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

There was no cash paid for interest during either of the six month periods.

Cash paid for income taxes was $137,332 and $207,926 for the six month periods ended June 30, 2010 and 2009, respectively.

There were no non-cash investing or financing activities during either of the six month periods.

3.  CONSOLIDATION

On May 24, 2010, the Company entered into a share exchange agreement (the Agreement) with Tsing Da Century Investment Technology Co. Ltd. (Tsing Da), a company incorporated in the British Virgin Islands, and all of the shareholders of Tsing Da (The Tsing Da Shareholders).  Under the Agreement, the Company acquired 100% of the outstanding equity interests of Tsing Da; in return, 244,022.78 preferred shares of the Company were delivered to the Tsing Da Shareholders.

Tsing Da owns all of the equity interests of Tsingda Century Management Consulting Ltd. (Tsingda Management), a company incorporated in the Peoples’ Republic of China (PRC).

On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co., Ltd. (Tsingda Century), a company incorporated in the PRC which operates schools in seven PRC provinces offering IT Training.  Tsingda Century operates what its management believes is the largest chain of online and offline education centers in the PRC.

COMPASS ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

3.  CONSOLIDATION (continued)

The Agreement has been accounted for as a reverse merger, with Tsing Da being treated as the accounting acquirer.  As a result of the merger, prior financial information has been restated.  Accordingly, the consolidated financial statements present the results of operations of Tsing Da for the three and six month periods ended June 30, 2010 and 2009 and reflect the acquisition of the Company under the purchase method of accounting.  Subsequent to May 24, 2010, the operations of the Company reflected the combined operations of the Company and Tsing Da.  The Company had insignificant amounts of assets and liabilities on the date of the merger, so no allocation of the purchase price was made.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, (Tsing Da and, Tsingda Management), and Tsingda Century.  All intercompany balances and transactions have been eliminated in consolidation.

4.  Capital Stock

There were 244,022.78 shares of preferred stock issued in connection with the acquisition of Tsing Da (see Note 3).  Each of these preferred shares has rights identical to 100 ordinary shares except that each preferred share is convertible to 100 ordinary shares concurrent with approval by the Company Shareholders of an increase of its authorized ordinary shares to 100,000,000.  Management has stated an intention to seek shareholder approval to increase the authorized ordinary shares to 100,000,000 and to effect a reorganization of the ordinary shares with a 3 for 1 change.  The preferred shares referred to above would not participate in this proposed 3 for 1 change.

5.  EXPENSES

Major items included in Selling and Administrative expenses during the six month periods ended June 30, 2010 and 2009 are the following :

	2010	2009
Salaries and wages	$415,659	$ 821,451
Advertising	967,011	1,173,075
Printing	244,103	228,676
Conferences	276,189	266,468
Depreciation and amortization	902,711	379,062
Sales tax	486,661	366,064

Item 2. Management's Discussion and Analysis and Plan of Operations.

General.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Beijing Tsingda Century Investment Consultant of Education Co., Ltd. (“Tsingda Education”) for the three month and six month periods ended June 30, 2010 and 2009 and for the fiscal years ended December 31, 2009, should be read in conjunction with the Selected Consolidated Financial Data, Tsingda Education’ financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

On May 24, 2010, Compass Acquisition Corporation and its controlling shareholders entered into a share exchange agreement (“Share Exchange Agreement”) with Tsing Da Century Education Technology Co. Ltd., a British Virgin Islands business company (“Tsingda Technology”), and its shareholders.

Tsingda Technology owns 100% of the issued and outstanding capital stock of Beijing Tsingda Century Management Consulting Ltd. (“Tsingda Management”), a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“PRC”). On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co. Ltd (“Tsingda Education”), a company incorporated under the laws of the PRC, and its shareholders, in which Tsingda Management effectively assumed management of the business activities of Tsingda Education. Beijing Tsingda Century Network Technology Co. Ltd., a PRC company, is a wholly owned subsidiary of Tsingda Education. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which Tsingda Management has the right to advise, consult, manage and operate Tsingda Education for a quarterly fee in the amount of 100% of Tsingda Education’s quarterly, after tax net profits. Additionally, Tsingda Education’s Shareholders have pledged their rights, titles and equity interest in Tsingda Education as security for Tsingda Management to collect consulting and services fees provided to Tsingda Management through an Equity Pledge Agreement. In order to further reinforce Tsingda Management’s rights to control and operate Tsingda Education, Tsingda Education’s shareholders have granted Tsingda Management the exclusive right and option to acquire all of their equity interests in Tsingda Education through an Option Agreement.

As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company has consolidated Tsingda Education’s operating results, assets and liabilities within its financial statements.

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers, known as “Tsingda Learning Centers.” As of the date of this report, it has in excess of 2,000 learning centers nationwide. Tsingda Education focus is directed towards students ranging from six to eighteen years old. Off-line services are comprised of company owned locations as well as franchised learning centers. On-line educational services are a web based platform offering services similar to its learning centers.

Results of Operations (Unaudited) for the Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth key components of the Tsingda Education’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

	June 30, 2010	June 30, 2009

Revenue	$5,616,047	$4,432,380

Expenses
Selling	1,758,876	813,760
General and administrative	976,900	864,712
	2,735,776	1,678,472

Operating Income	2,880,271	2,753,908

Other Income (Expenses)
Other income	101,361	16,990
Total other income (expense)	101,631	16,990

Income Before Income Taxes	2,981,632	2,770,898

Provision for Income Taxes	449,817	421,926
Net Income	$2,531,815	$2,348,972

Revenues. For the three months ended June 30, 2010, we had revenues of $5,616,047 as compared to revenues of $4,432,380 for the three months ended June 30, 2009, an increase of approximately 27%. We experienced strong growth in our revenues during the quarter ended June 30, 2010. This growth is due to an increase of the number of franchise locations for the company’s offline businesses along with the continued growth of its online learning platform.

Expenses. For the three months ended June 30, 2010, we had expenses which are comprised of selling and general and administrative expenses of $2,735,776, as compared to expenses of $1,678,472 for the three months ended June 30, 2009, an increase of approximately 63%.

General and administrative expenses include rent, corporate salaries, and related expenses. For the three months ended June 30, 2010, we had general and administrative expenses of $976,900 as compared to $864,712 for the comparable period from the prior year.

Other Income. Other income taxes for three months ended June 30, 2010 was $101,361 compared with $16,990 for the comparable period from the prior year, which represents an increase of 497%.

Income Before Taxes. Income before taxes for three months ended June 30, 2010 was $2,981,632 compared with $2,770,898 for the comparable period from the prior year, which represents an increase of 7.6%.

Provision for Income Tax.  For the three months ended June 30, 2010, we had a provision for income tax of $449,817 compared with $421,926 for the comparable period for the prior year. The increase in tax provision is commensurate with the increase in operating income for the current period.

Net Income. For the reasons discussed above, we had net income for three months ended June  30, 2010 of $2,531,815 compared with $2,348,972 for the prior quarterly period, an increase of 8%.

Other Comprehensive Income. We had other comprehensive income of $127,567 and $(84,984) for the three months ended June 30, 2010 and June 30, 2009, respectively.

Total Comprehensive Income. We had total comprehensive income of $2,659,382 and $2,263,988 for the three months ended June 30, 2010 and June 30, 2009, respectively, representing an increase of 17%.

Results of Operations (Unaudited) for the Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth key components of the Tsingda Education’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

	June 30, 2010	June 30, 2009

Revenue	$9,467,108	$7,885,733

Expenses
Selling	2,352,894	2,379,155
General and administrative	2,000,008	1,836,908
	4,352,902	4,216,063

Operating Income	5,114,206	3,669,670

Other Income (Expenses)
Other income	101,361	18,402
Interest expense	(885)	-
Total other income (expense)	100,476	18,402

Income Before Income Taxes	5,214,682	3,688,072

Provision for Income Taxes	784,775	565,030
Net Income	4,429,907	3,123,042

Other Comprehensive Income	129,714	9,543
Total Comprehensive Income	$4,559,621	$3,132,585

Revenues. For the six months ended June 30, 2010, we had revenues of $9,467,108 as compared to revenues of $7,885,733 for the six months ended June 30, 2009, an increase of approximately 20%. We experienced strong growth in our revenues during the six month period ended June 30, 2010. This growth is due to an increase of the number of franchise locations for the company’s offline businesses along with the continued growth of its online learning platform.

Expenses. For the six months ended June 30, 2010, we had expenses which are comprised of selling and general and administrative expenses of $4,352,902, as compared to expenses of $4,216,063 for the six months ended June 30, 2009, an increase of approximately 3%.

Selling expenses include salaries, advertising, and printing and meetings. For the six months ended June 30, 2010, we had selling expenses of $2,352,894 as compared to $2,379,155 for the comparable period from the prior year, a decrease of 1%.

General and administrative expenses include rent, corporate salaries, and related expenses. For the six months ended June 30, 2010, we had general and administrative expenses of $2,000,008 as compared to $1,836,908 for the comparable period from the prior year.

Other Income. Other income for six months ended June 30, 2010 was $101,476 compared with $18,402 for the comparable period from the prior year, which represents an increase of 557%.

Income Before Taxes. Income before taxes for six months ended June 30, 2010 was $5,214,682 compared with $3,688,072 for the comparable period from the prior year, which represents an increase of 41%.

Provision for Income Tax.  For the six months ended June 30, 2010, we had a provision for income tax of $784,775 compared with $565,030 for the comparable period for the prior year. The increase in tax provision is commensurate with the increase in operating income for the current period.

Net Income. For the reasons discussed above, we had net income for six months ended June  30, 2010 of $4,429,907 compared with $3,123,042 for the prior six month period, an increase of 42%.

Other Comprehensive Income. We had other comprehensive income of $129,714 and $9,543 for the three months ended June 30, 2010 and June 30, 2009, respectively.

Total Comprehensive Income. We had total comprehensive income of $4,559,621 and $3,132,585 for the six months ended June 30, 2010 and June 30, 2009, respectively, representing an increase of 46%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had working capital of $12,625,380 compared with working capital of $7,951,103 as of December 31, 2009.

Changes in our working capital are summarized as follows:

	June 30, 2010	December 31, 2009	Increase in Working Capital
	(unaudited)	(audited)

Total current assets	$17,375,085	$11,670,570	$5,704,515
Total current liabilities	4,749,705	3,719,467	1,030,238
Working Capital	$12,625,380	$7,951,103	$4,674,277

Our increase in working capital is primarily attributable to a net increase in cash of approximately $4,614,267, the result of retaining operating cash flows, an increase in advances to suppliers of $2,838,565, a decrease in other accounts receivable of $1,836,830 partially offset by an increase in taxes payable of $1,199,330.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, and working capital. The main sources of cash have been from revenues from franchisees and from our company owned locations.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•

An increase in working capital requirements to finance the growth of our company owned locations,

•

Addition of administrative and marketing personnel as the business grows,

•

Increases in advertising, public relations and sales promotions for its franchising efforts into new or existing markets,

•

Software development and the purchase of servers as commensurate with student population growth, and

•

The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$5,140,540	$277,960
Net cash consumed by investing activities	$(526,514)	$(2,056,673)
Net cash consumed by financing activities	$0	$(131,517)
Effect on cash of foreign exchange rates	$241	$3,616
Net change in cash	$4,614,267	$(1,906,614)
Cash Balance (Beginning of Period)	$457,219	$2,314,262
Cash Balance (End of Period)	$5,071,486	$407,648

The net cash consumed by operating activities for the six months ended June 30, 2010 was $5,140,540, compared with $277,960 for the six months ended June 30, 2009.

The net cash consumed by investing activities for six month ended June 30, 2010 was $(526,514), compared with $(2,056,673) for the six months ended June 30, 2009.

The net cash consumed by financing activities for the six months ended June 30, 2010 was nil, compared with $(131,517) for the six months ended June 30, 2009.

The effect on cash of exchange rates was a loss of $241 for the six months ended June 30, 2010, compared with $3,616 for the six months ended June 30, 2009.

The difference between the closing balance of cash and cash equivalents for the six months ended June 30, 2010 and 2009 is due to the reasons mentioned above.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements for the year ended December 31, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Variable Interest Entities

Pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46R”) we are required to include in our consolidated financial statements the financial statements of variable interest entities.  FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

Tsingda Education is considered a variable interest entity (“VIE”), and we are the primary beneficiary. On April 26, 2010, we entered into agreements with Tsingda Education pursuant to which we shall receive a quarterly fee in the amount of Tsingda Education’s quarterly, after tax net profits. In accordance with these agreements, Tsingda Education shall pay consulting fees equal to 100% of quarterly, after tax net profits to our wholly-owned subsidiary, Tsingda Management, and Tsingda Management shall supply the technology and administrative services needed to service Tsingda Education.

The accounts of Tsingda Education are consolidated in the accompanying financial statements pursuant to FIN 46R. As a VIE, Tsingda Education’s sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of Tsingda Education’s net income. We do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Tsingda Education that requires consolidation of Tsingda Education’s financial statements with our financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Statements

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Tsingda Education. All intercompany transactions and balances have been eliminated in consolidation.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, short term investments, accounts receivable and advances to suppliers. However, all Company assets are located in the PRC and Company cash balances are on deposit at financial institutions in the PRC, the currency of which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guaranty that Chinese currency can be converted to U.S. or other currencies.

Recognition Of Revenue

Revenue is realized through sales to franchisees and other agents of rights to conduct online and offline education services.  Access to these services is obtained through the use of “cards”.  These cards are also sold to individual consumers.   The cards are used in a manner similar to the use of prepaid cards.

Revenue is recognized as education services are consumed.  Management is able to track the use of these services through its computer monitoring systems.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, short term investments, accounts receivable and other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2009.

Fixed Assets

Fixed assets are recorded at cost. Depreciation and amortization is computed using the straight line method, with lives of five years for computers and related equipment and furniture, and eight to ten years for automobiles.  Intangibles are the cost of computerized video lessons delivered both online and offline; this cost is amortized by the straight line method using lives of three years.

Taxes

The Company generates its income in China where Value Added Tax, Business Tax, Income Tax, City Construction and Development Tax, and Education Surcharge taxes are applicable. The Company does not conduct any operations in the U.S.; therefore, U.S. taxes are not applicable.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Common Stock

Common stock of the Company will occasionally be issued in return for services. Values will be assigned to these issuances equal to the market value of the common stock at the applicable measurement dates.  A Measurement Date is defined under pronouncements of the FASB which state the criteria to be used for the valuation of stock issued for goods and services.

Stock Options

Stock options, if issued, will be valued at fair value on the dates of issuance using a Black Scholes valuation model, in accordance with pronouncements of the FASB.

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Resultant gains and losses during the years 2009 and 2008 are all the result of translations of Chinese currency amounts to U.S. dollars.

Foreign Currency Translation

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi), which is the functional currency. They are translated into US dollars as follows:

(a) Assets and liabilities, at the rates of exchange in effect at balance sheet dates;

(b) Equity accounts, at the exchange rates prevailing at the times of the transactions that established the equity accounts; and

(c) Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

Product Warranties

Refunds to students who withdraw from courses are rarely made and are made only at the discretion of the Company. For this reason and, since revenue is recognized only as services are provided, no provision is needed for possible withdrawals.

Advertising Cost

The Company expenses advertising costs when an advertisement occurs.

Segment Reporting

Management treats the operations of the Company as one segment.

Recently Adopted Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the six month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVANI INTERNATIONAL GROUP, INC.

Date: August 23, 2010

/s/ Mr. Zhang Hui

Mr. Zhang Hui

President and Chief Executive Officer

Date: August 23, 2010

/s/ Kang Chungmai

Kang Chungmai

Chief Financial Officer