Form 10-QT/A
period 2010-06-30
Compass Acquisition CORP
filed 2010-09-20
CIK 1381790

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Amendment No. 1 to

FORM 10-Q/A

(Mark One)

      .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended June 30, 2010

 [X].  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

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

(1). [X].Yes [  ].  No (2). [  ].  Yes [  ].  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[  ].  Yes [X].  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      .  Yes   X  .  No

The number of shares issued and outstanding of issuer's ordinary shares, $.001 par value, as of August 3, 2010, was 17,582,571.

Explanatory Note

This Form 10-Q/A amends and supersedes the original Form 10-Q filed by the Company on August 23, 2010. Except to the extent expressly set forth herein, this Form 10-Q/A speaks as of the filing date of the original Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	Page No
-Consolidated Balance Sheets as of June 30, 2010
(unaudited) and December 31, 2009 (audited).	3
-Consolidated Statements of Operations and
Comprehensive Loss for the Three Months and Six Months
Ended June 30 2010 and June 30, 2009 (unaudited).	4-5
-Consolidated Statements of Cash Flows
for the Three Months and Six Months Ended	6
June 30, 2010 and June 30, 2009 (unaudited).
-Notes to the Consolidated Financial Statements.	7
Item 2. Management's Discussion and Analysis.	9
Item 4. Controls and Procedures	20
Item 4(A)T Controls and Procedures.	20

PART II - OTHER INFORMATION
Item 6. Exhibits.	20
Signatures	21

COMPASS ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

		June 30, 2010		December 31, 2009
		(unaudited)		(audited)
ASSETS
Current assets
Cash		$5,071,486		$457,219
Short term investments		558,118		555,783
Accounts receivable, net of provision for doubtful
accounts of $302,266		4,420,173		4,228,510
Advances to suppliers		6,718,872		3,880,307
Other accounts receivable		300,606		1,836,830
Stockholder advances				476,220
Prepaid expense		-		39,453
Inventory		40,728		40,558
Deferred tax assets		87,488		155,690

Total current assets		17,197,471		11,670,570

Fixed Assets
Furniture and equipment		3,575,274		3,084,147
Accumulated depreciation		662,664		366,213
Net furniture and equipment		2,912,610		2,717,934

Intangible assets		4,127,055		4,059,639
Accumulated amortization		1,603,471		1,205,873
Net intangible assets		2,523,584		2,853,766
Total fixed assets		5,436,194		5,571,700
Other assets
Long term prepaid expense		60,963		-

Total Assets		$22,694,628		$17,242,270

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$	$ 12,945	$	$ 24,133
Advances from customers		535,020		270,229
Accrued expenses		126,148		175,528
Other accounts payable		168,808		265,103
Taxes payable		3,145,872		1,946,542
Deferred revenue		583,298		1,037,932

Total current liabilities		4,572,091		3,719,467

Shareholders' Equity
Preferred stock: 781,250 shares of $.000128 par value
authorized; 244,022.78 issued and outstanding		31		31
Ordinary shares: 39,062,500 shares of $.000128 par
value authorized; 998,275 issued and outstanding		128		128
Capital in excess of par value		4,420,997		4,420,997
Retained earnings		11,296,597		7,531,177
Earnings appropriated for statutory reserves		1,993,519		1,329,032
Accumulated other comprehensive incomes		411,265		241,438
Total shareholders’ equity		18,122,537		13,522,803

Total Liabilities and Shareholders’ Equity		$22,694,628		17,242,270

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	June 30, 2010	June 30, 2009

Revenue	$5,616,047	$4,432,380

Expenses
Selling	1,758,876	813,760
General and administrative	976,900	864,712
	2,735,776	1,678,472

Operating Income	2,880,271	2,753,908

Other Income (Expenses)
Other income	101,361	16,990
Total other income (expense)	101,631	16,990

Income Before Income Taxes	2,981,632	2,770,898

Provision for Income Taxes:
Current	434,450	275,069
Deferred	15,367	146,857
Total income taxes	449,817	421,926
Net Income	2,531,815	2,348,972

Other Comprehensive Income	127,567	(84,984)
Total Comprehensive Income	$2,659,382	$2,263,988
Earnings Per Share
Basic	$2.67	$2.35
Fully Diluted	0.10	0.09

Average Number of Shares Outstanding:
Ordinary Shares	998,275	998,275
Preferred Shares – Ordinary Equivalence	24,402,278	24,402,278

Fully Diluted Equivalent Shares	25,400,553	25,400,553

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	June 30, 2010	June 30, 2009

Revenue	$9,467,108	$7,885,733

Expenses
Selling	2,352,894	2,379,155
General and administrative	2,000,008	1,836,908
	4,352,902	4,216,063

Operating Income	5,114,206	3,669,670

Other Income (Expenses)
Other income	101,361	18,402
Interest expense	(885)	-
Total other income (expense)	100,476	18,402

Income Before Income Taxes	5,214,682	3,688,072

Provision for Income Taxes:
Current	716,188	398,664
Deferred	68,587	166,366
Total income taxes	784,775	565,030
Net Income	4,429,907	3,123,042

Other Comprehensive Income	129,714	9,543
Total Comprehensive Income	$4,559,621	$3,132,585

Earnings Per Share
Basic	$4.43	$3.13
Fully Diluted	0.17	0.12

Average Number of Shares Outstanding:
Ordinary Shares	998,275	998,275
Preferred Shares – Ordinary Equivalence	24,402,278	24,402,278

Fully Diluted Equivalent Shares	25,400,553	25,400,553

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

3.  CONSOLIDATION

On May 24, 2010, the Company entered into a share exchange agreement (the Agreement) with Tsing Da Century Investment Technology Co. Ltd. (Tsing Da), a company incorporated in the British Virgin Islands, and all of the shareholders of Tsing Da (Tsing Da Shareholders).  Under the Agreement, the Company acquired 100% of the outstanding equity interests of Tsing Da and in exchange, 244,022.78 preferred shares of the Company were delivered to the Tsing Da Shareholders.

Tsing Da owns all of the equity interests of Tsingda Century Management Consulting Ltd. (Tsingda Management), a company incorporated in the Peoples’ Republic of China (PRC).

On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co., Ltd. (Tsingda Century), a company incorporated in the PRC which is a leading offline and online provider of educational services in the PRC. It operates educational centers in seven PRC provinces.  The Company also operates a multi-faceted, on line educational platform which delivers educational services in the PRC.

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

5.  EXPENSES

Major items included in Selling and Administrative expenses during the six month periods ended June 30, 2010 and 2009 are the following:

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

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary students and consist mainly of franchised locations. As of June 30, 2010, it has approximately 2,225 learning centers nationwide. It also has developed a robust, interactive educational platform which allows student to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

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

Revenues. For the three months ended June 30, 2010, we had revenues of $5,616,047 as compared to revenues of $4,432,380 for the three months ended June 30, 2009, an increase of approximately 27%. We experienced strong growth in our revenues during the quarter ended June 30, 2010. This growth is due to an increase of the number of franchise locations for the company’s offline businesses along with the continued growth of its online learning platform. As of June 30, 2010, we had 2,225 franchise locations and three company owned locations, compared with 1,392 franchise locations and no company owned locations as of June 30, 2009.  In addition, our online revenues increased to $478,032 in the current quarter from $123,099 for the comparable quarter in 2009.  We launched our online virtual classroom platform in September 2008

Expenses. For the three months ended June 30, 2010, we incurred expenses, comprised of selling and general and administrative expenses, of $2,735,776 compared with expenses of $1,678,472 for the three months ended June 30, 2009, an increase of approximately 63%.

Selling expenses include salaries of sales department and company owned learning centers, advertising, printing and conferences. For the three months ended June 30, 2010, we had selling expenses of $1,758,876 as compared to $813,760 for the comparable period of the prior year, an increase of 116%.

Key components of selling expenses for the three month periods ended 2010 and 2009 were:

	2010	2009
Salaries and wages	$130,501	$116,808
Advertising	665,597	308,344
Printing	218,886	75,499
Conferences	177,787	158,165
Telecommunications	122,069	4,141

-Salaries and wages increase by approximately 11.72% for the 2010 period from the comparable 2009 period. The increase represents higher headcount of sales personnel at our headquarters consistent with our increased franchise sales and marketing efforts.

-Advertising expenses increased by approximately 116% for the 2010 period from the comparable 2009 period. Theses expenses represent third party print media costs related to new company owned centers as well our ongoing promotional efforts to attract new franchisees.

-Printing expenses increased by approximately 190% for the 2010 period from the comparable 2009 period. These expenses represent internal costs for printing of our company newsletter and other promotional costs related to the enhancement of our brand name and company owned locations.

- Conferences expenses increased by 12.41% for the 2010 period from the comparable 2009 period. During the current quarter, we increased the number of nationwide conferences compared with the prior period consistent with our increased efforts to attract new franchisees.

- Telecommunications expenses increased by 2848% for the 2010 period from the comparable 2009 period. These expenses reflect our recent efforts to increase customer service support at the franchisee level along our telephone marketing efforts to attract new franchisees.

General and administrative expenses include rent, salaries, insurance, training, and related expenses. For the three months ended June 30, 2010, we had general and administrative expenses of $976,900 as compared to $864,712 for the comparable period from the prior year.  Key components of general and administrative expenses for the three month periods ended June 30, 2010 and 2009 were:

	2010	2009
Salaries and wages	$105,000	$166,920
Rent	61,407	167,610
Depreciation and amortization	364,350	212,840
Sales tax	297,862	186,449

-

Salaries and wages decreased approximately 37% for the 2010 period from the comparable 2009 period. During the second half of 2008, we contracted teachers nationwide to assist in the development of the  synchronization of our online courses with various nationwide textbook editions. The synchronization was generally completed in the second quarter of 2010. Prior to that date, we gradually terminated the entire contracted team of teachers. The decrease in salaries and wages for the current period reflects the termination of these contracted teachers.

-

Rent decreased by 63.36% for the 2010 period from the comparable 2009 period. The decrease in rent  reflects the cessation of office lease arrangements coincident with the termination of the contracted teachers discussed above.

-

Depreciation and amortization increased by 71.18% for the 2010 period from the comparable 2009 period. The increase for the current period reflects the amortization of increased intangible assets consisting of newly developed online software.

-

Sales tax increased by 59.76% for the 2010 period from the comparable 2009 period. The increase in sales tax partially reflects the growth in sales.  The obligation for sales taxes occurs at the time sales are billed, whereas the recognition of sales for financial statement purposes occurs as services are provided.  This difference in timing has resulted in changes in sales tax expense occurring at a different rate than the rate of change in sales.

Other Income. Other income for three months ended June 30, 2010 was $101,361 compared with $16,990 for the comparable period of 2009, an increase of 497%. This increase reflects an increase in interest income due to higher levels of cash on hand during the current period.

Income Before Taxes. Income before taxes for the three months ended June 30, 2010 was $2,981,632 compared with $2,770,898 for the comparable period of the prior year, which represents an increase of 8%.

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

Other Comprehensive Income. We had other comprehensive income of $127,567 for the three months ended June 30, 2010 compared with a loss of $84,984 during the 2009 period.

Total Comprehensive Income. We had total comprehensive income of $2,659,382 and $2,263,988, respectively, for the three months ended June 30, 2010 and June 30, 2009, representing an increase of 17%.

Results of Operations (Unaudited) for the Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth key components of the results of operations for the six month periods of 2010 and 2009. The discussion following the table addresses these results.

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

Revenues. For the six months ended June 30, 2010, we had revenues of $9,467,108 as compared to revenues of $7,885,733 for the six months ended June 30, 2009, an increase of approximately 20%. This strong growth of the 2010 period is due to an increase of the number of franchise locations for the company’s offline business along with continued growth of its online learning platform. As of June 30, 2010, we had 2,225 franchise locations and three company owned locations compared with 1,392 franchise locations and no company owned locations as of June 30, 2009. In addition, our online revenues increased to $1,202,941 in the current six month period from $478,032 for the comparable six month period in 2009. We launched our online virtual classroom platform in September 2008.

Expenses. For the six months ended June 30, 2010, we had expenses which are comprised of selling and general and administrative expenses of $4,352,902, as compared to expenses of $4,216,063 for the six months ended June 30, 2009, an increase of approximately 3%.

Selling expenses include salaries of sales department and company owned learning centers, advertising, printing and conferences. For the six months ended June 30, 2010, we had selling expenses of $2,352,894 as compared to $2,379,155 for the comparable period of the prior year, a decrease of 1% from the prior period.  Key components of selling expenses for the six month periods ended June 30, 2010 and 2009 were:

	2010	2009
Salaries and wages	$214,235	$410,468
Advertising	961,744	1,142,534
Printing	242,292	226,725
Conferences	275,651	266,468
Telecommunications	122,069	5,142

Salaries and wages decreased by 91.38% during the current six month period compared with the six month period from the prior year. Beginning in the third quarter of 2009 and continuing through the fourth quarter of 2009, we began a performance review policy of our franchise sales department pursuant to which we terminated approximately half of our then existing sales force. Commencing in the second quarter of 2010, we began to recruit and hire new sales personnel.

-Advertising expense decreased approximately 16% for the current six month period compared with the six month period from the prior year. As mentioned above, we increased our advertising efforts for the most recent three month period ended June 30, 2010 compared with the three month period ended June 30, 2009. Despite these efforts, the decrease for the comparable six month periods is due to a marketing push for new franchisees which occurred in the first quarter of 2009 that was not matched during the same period in 2010.

- Conferences expenses increased by 3.45% for the current six month period compared with the six month period from the prior year. During the current quarter, we increased the number of nationwide conferences compared with the prior period consistent with our increased efforts to attract new franchisees.

- Telecommunications expenses increased by 2374% for the current six month period compared with the six month period from the prior year. These expenses reflect our recent efforts to increase customer service support at the franchisee level  along our telephone marketing efforts to attract new franchisees.

General and administrative expenses include rent, salaries, insurance, training, and related expenses.  For the six months ended June 30, 2010, we had general and administrative expenses of $2,000,008 as compared to $1,836,908 in the comparable period of the prior year.  General and administrative expenses for six month periods ended June 30, 2010 and 2009 were:

	2010	2009
Salaries and wages	$201,424	$410,983
Rent	146,568	257,761
Depreciation and amortization	897,578	369,016
Sales Tax	486,660	366,064

-

Salaries and wages decreased approximately 51% for the 2010 period from the comparable 2009 period. During the second half of 2008, we contracted teachers nationwide to assist in the development of the  synchronization of our online courses with various nationwide textbook editions. The synchronization was generally completed in the second quarter of 2010. Prior to that date, we gradually terminated the entire contracted team of teachers. The decrease in salaries and wages for the current period reflects the termination of these contracted teachers.

-

Depreciation and amortization increased approximately 143% for the 2010 period from the comparable 2009 period. The decrease in rent  reflects the cessation of office lease arrangements coincident with the

-

Depreciation and amortization increased by 143% for the 2010 period from the comparable 2009 period. The increase for the current period reflects the amortization of increased intangible assets consisting of newly developed online software.

-

Sales tax increased by 32.94% for the 2010 period from the comparable 2009 period. The increase in sales tax reflects the growth in sales for same period.  The increase in sales tax partially reflects the growth in sales.  The obligation for sales taxes occurs at the time sales are billed, whereas the recognition of sales for financial statement purposes occurs as services are provided.  This difference in timing has resulted in changes in sales tax expense occurring at a different rate than the rate of change in sales.

Other Income.  Other income for six months ended June 30, 2010 was $101,476 compared with $18,402 for the comparable period from the prior year, which represents an increase of 451%.  The change in other income was due to an increase in interest income.

Income Before Taxes.  Income before taxes for the six months ended June 30, 2010 was $5,214,682 compared with $3,688,072 for the comparable period of the prior year, which represents and increase of 41%

Provision for Income Tax.  For the six months ended June 30, 2010, we had a provision for income tax of $784,775 compared with $565,030 in the comparable period of the prior year.  The increase in tax provision is commensurate with the increase in operating income.

Net Income.  For the reasons discussed above, we had net income in the six month ended June 30, 2010 of $4,429,907 compared with $3,123,042 in the prior six month period, an increase of 42%.

Other Comprehensive Income.  We had other comprehensive income of $129,714 and $9,543, respectively, in the six months ended June 30, 2010 and June 30, 2009.

Total  Comprehensive Income.  We had total comprehensive income of $4,559,621 and $3,132,585 for the six months ended June 30, 2010 and June 30, 2009, respectively, representing an increase of 46%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had working capital of $12,625,380 compared with working capital of $7,951,103 as of December 31, 2009.

Changes in our working capital are summarized as follows:

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)

Total current assets	$17,375,085	$11,670,570
Total current liabilities	4,749,705	3,719,467
Working Capital	$12,625,380	$7,951,103

The increase in working capital of $4,674,291 as of June 30, 2010 from December 31, 2009 is primarily attributable to a net increase in cash of $4,614,267, an increase in advances to suppliers of $2,838,565, partially offset by an increase in taxes payable of $1,199,330 and a decrease in other accounts receivable of $1,836,830. Our cash increased as of June 30, 2010 from the year end period due to the surge of net profits. Our account receivables mainly result from fees of new franchisees.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, and working capital. The main sources of cash have been from revenues from franchisees and from our company owned locations.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

·	An increase in working capital requirements to finance the growth of our company owned locations,
·	Addition of administrative and marketing personnel as the business grows,
·	Increases in advertising, public relations and sales promotions for its franchising efforts into new or existing markets,
·	Software development and the purchase of servers commensurate with student population growth, and
·	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.

Cash flows from Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$5,140,540	$277,960
Net cash consumed by investing activities	(526,514)	(2,056,673)
Net cash consumed by financing activities	-	(131,517)

Effect on cash of foreign exchange rates	241	3,616
Net change in cash	4,614,267	(1,906,614)
Cash Balance (Beginning of Period)	457,219	2,314,262
Cash Balance (End of Period)	$5,071,486	$407,648

The net cash provided by operating activities for the six months ended June 30, 2010 was $5,140,540, compared with $277,960 for the six months ended June 30, 2009. The difference of $4,862,580 is due to the increase in net profits during the six months ended June 30, 2010.

The net cash consumed by investing activities for six month ended June 30, 2010 was $(526,514), compared with $(2,056,673) for the six months ended June 30, 2009. The difference of $1,530,159 is primarily due to short term loans made to our agents.

The net cash consumed by financing activities for the six months ended June 30, 2010 was nil, compared with $(131,517) for the six months ended June 30, 2009.

The effect on cash of exchange rates was a gain of $241 for the six months ended June 30, 2010, compared with $3,616 for the six months ended June 30, 2009.

The difference between the closing balance of cash and cash equivalents for the six months ended June 30, 2010 and 2009 is due to the reasons mentioned above.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet financing arrangements.

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

Date: September 20, 2010

/s/ Mr. Zhang Hui

Mr. Zhang Hui

President and Chief Executive Officer

Date: September 20, 2010

/s/ Kang Chungmai

Kang Chungmai

Chief Financial Officer