Form 10-Q
period 2010-09-30
Compass Acquisition CORP
filed 2010-11-12
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

–

FORM 10-Q

–

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52347

–

COMPASS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

–

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 0620, Yongleyingshiwenhuanan Rd., Yongledian Town, Tongzhou District, Beijing, PR China
101105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): +45-8842 9181

–

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,982,749 ordinary shares, par value $0.000128 per share, as of November 12, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets
Cash	$7,245,703	$458,645
Short term investments	—	2,018,370
Accounts receivable, net of provision for doubtful accounts of $307,252 and $301,001 as of 09/30/2010 and 12/31/2009	6,899,717	4,228,510
Advances to suppliers	6,290,344	808,874
Other accounts receivable	276,482	374,243
Stockholder advances	1,320,896	476,220
Prepaid expense	50,312	39,453
Inventory	41,400	40,558
Deferred tax assets	81,373	155,690

Total current assets	22,206,227	8,600,563

Advance for Construction and Decoration of Company Owned Locations	7,897,762	3,071,433

Fixed Assets
Furniture and equipment	3,730,788	3,084,147
Accumulated depreciation	(846,543)	(366,213)
Net furniture and equipment	2,884,245	2,717,934

Intangible assets	7,332,567	4,059,639
Accumulated amortization	(2,280,601)	(1,205,873)
Net intangible assets	5,051,966	2,853,766

Total Assets	$38,040,200	$17,243,696

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$43,071	$36,910
Advances from customers	939,005	270,229
Accrued expenses	122,332	175,528
Other accounts payable	1,256,563	265,103
Taxes payable	4,257,967	1,946,542
Deferred revenue	542,485	1,037,932

Total current liabilities	7,161,423	3,732,244
Total Liabilities	$7,161,423	$3,732,244

Shareholders’ Equity
Preferred stock: 781,250 shares of $.000128 par value authorized; 244,022.78 issued and outstanding	31	31
Commom Stock: 39,062,500 shares of $.000128 par value authorized; 27,982,749 and 9,982,749 shares issued and outstanding, respectively	2,507	479
Additional paid in capital	12,999,292	4,409,295
Retained earnings	16,987,971	7,531,177
Earnings appropriated for statutory reserves	1,329,032	1,329,032
Accumulated other comprehensive incomes	(440,056)	241,438
Total shareholders’ equity	30,878,777	13,511,452

Total Liabilities and Shareholders’ Equity	$38,040,200	17,243,696

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	September 30, 2010	September 30, 2009

Revenue	$18,732,271	$11,396,636

Expenses
Selling	5,044,571	3,041,250
General and administrative	2,891,756	2,721,340
	7,936,327	5,762,590

Operating Income	10,795,944	5,634,046

Other Income (Expenses)
Other Income	101,220	9,571
Other expenses	—	(19,634)
Interest Income		9,125
Total other income (expense)	101,220	(938)

Income Before Income Taxes	10,897,164	5,633,108

Provision for Income Taxes	1,440,370	822,753

Net Income	9,456,794	4,810,535

Other Comprehensive Income –Foreign currency translation adjustment	(681,494)	(40,352)
Total Comprehensive Income	$8,775,300	$4,770,183
Earnings Per Share
Basic	$1.31	$1.29
Fully Diluted	0.30	0.17

Average Number of Shares Outstanding:
Basic	7,242,061	3,743,531

Fully Diluted	31,644,339	28,145,809

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	September 30, 2010	September 30, 2009

Revenue	$9,265,163	$3,510,903

Expenses
Selling	2,691,677	662,095
General and administrative	891,748	884,432

	3,583,425	1,546,527

Operating Income	5,681,738	1,964,376

Other Income (Expenses)
Other income	885	9,125
Other expense	(141)	(28,465)

Total other income (expense)	744	(19,340)

Income Before Income Taxes	5,682,482	1,945,036

Provision for Income Taxes:
Current	325,508	168,134
Deferred	330,087	89,409

Total income taxes	655,595	257,543

Net Income	5,026,887	1,687,493

Other Comprehensive Income	(811,208)	(49,895)
Total Comprehensive Income	$4,215,679	$1,637,598

Earnings Per Share
Basic	$0.44	$0.45

Fully Diluted	0.14	0.06

Average Number of Shares Outstanding:
Basic	11,547,968	3,743,531

Fully Diluted	35,950,246	28,145,809

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,456,794	$4,810,535
Adjustments to reconcile net income to net cash provided by operating activities:
Charges and credits not requiring the use of cash:
Depreciation and amortization	1,555,058	651,505
Stock issuance in exchange for the consulting service	799
Changes in assets and liabilities:
Accounts receivable	(2,583,393)	(2,130,746)
Other receivables	105,533	(1,619,428)
Advances to suppliers	(5,464,672)	(809,051)
Prepaid expenses	(10,040)	61,003
Inventory	—	(14)
Accounts Payable	5,394	(6,552)
Accrued expenses	(56,841)	(8,972)
Other payable	985,955	101,711
Advances from customer	663,164	147,230
Deferred Revenue	(517,002)	(780,553)
Deferred tax asset	77,550	78,131
Corporate tax payable	2,271,001	922,697
Long term prepaid expenses	—	166,468

Net Cash Provided By Operating Activities	6,489,300	1,583,964

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(646,641)	(2,085,060)
Prepayment of construction and decoration	(4,762,545)	(1,535,627)
Short term investment	2,060,286	304,200
Additions to intangible assets	(3,272,928)	(741,414)

Net Cash Consumed By Investing Activities	(6,621,828)	(4,057,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on short-term loan	—	(131,625)
Cash proceeds from stock issuance	8,591,226	—
Stockholder Advances	(834,786)	1,008,242

Net Cash provided by financing activities	7,756,440	876,617

Affect on cash of foreign exchange rate changes	(836,854)	(49,337)
Net change in cash	6,787,058	(1,646,657)
Cash Balance, Beginning of Period	458,645	2,314,262

Cash Balance, End of Period	$7,245,703	$667,605

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$2,955

Income tax paid	$137,755	$208,068

The accompanying notes are an integral part of these financial statements.

COMPASS ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

Tsingda Century Investment Consultant of Education Co., Ltd. (“Tsingda Century”) was established on October 23, 2003, in Beijing, the People’s Republic of China (the “PRC”). Beijing Tsingda Century Network Technology Co., Ltd. (“Tsingda Network”), the wholly owned subsidiary of Tsingda Century was incorporated in the PRC on February 14, 2004. Tsingda Century and its subsidiary provide high quality offline and online educational services for students ranging from six to eighteen years of age in the PRC.

Compass Acquisition Corporation (“Compass Acquisition” or “the Company”) was incorporated in the Cayman Islands on September 27, 2006. The Company was originally organized as a “blank check” company to investigate and acquire a target company or business seeking the advantages of being a publicly held corporation.

Tsing Da Century Investment Technology Co., Ltd. (“Tsing Da”), was incorporated on December 11, 2009, in the British Virgin Islands, to serve as the intermediate holding company and was

Tsingda Century Beijing Management Consulting Co., Ltd. (“Tsdingda Management”), was incorporated on November 26, 2007 and was serving as the wholly owned foreign enterprise (“WOFE”) of Tsing Da.

On April 22, 2010, Tsingda Century Training School (“Tsingda School”) was incorporated in Beijing, the PRC, and it is a wholly owned subsidiary of Tsingda Century.

As part of the restructuring, on April 26, 2010, Tsingda Management entered into a series of agreements with Tsingda Century and its shareholders, including Operating Agreement, Proxy Agreement, Consulting Services Agreement, Equity Pledge Agreement and Option Agreement, which entitled Tsingda Management to have a substantially all of the economic benefits of Tsingda Century in consideration for consulting services provided by Tsingda Management to Tsingda Century. An Option Agreement allows Tsingda Management to acquire the shares of Tsingda Century when permitted by the PRC laws. The Proxy Agreement provides Tsingda Management with the voting rights of Tsingda Century’s shareholder and Equity Pledge Agreement pledges the shares in Tsingda Century to Tsingda Management without transferring legal ownership in Tsingda Century to Tsingda Management. As the result of restructuring, Tsingda Century became a variable interest entity (“VIE”) and is included in the consolidated Group. The transaction was accounted for as a reverse merger. TsingDa is the accounting acquirer and the surviving entity. As all of the companies are under common control, this structure has been accounted for as as reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

On May 24, 2010, the Company entered into a share exchange agreement (the Agreement) with Tsing Da all of the shareholders of Tsing Da. Under the Agreement, the Company acquired 100% of the outstanding equity interests of Tsing Da in exchange for 244,022.78 preferred shares of the Company. Each such share of the Company’s preferred stock is convertible into 100 ordinary shares of the Company at such time as the number of authorized ordinary shares is increased.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited interim financial statements of Compass Acquisition Corporation as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

Basis of consolidation

On May 24, 2010, the Company entered into an Agreement with Tsing Da and the Tsing Da Shareholders. Under the Agreement, the Company acquired 100% of the outstanding equity interests of Tsing Da; in return, 244,022.78 preferred shares of the Company were issued to the Tsing Da Shareholders.

Tsing Da owns all of the equity interests of Tsingda Century Management Consulting Ltd. (Tsingda Management), a company incorporated in the Peoples’ Republic of China (PRC).

On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co., Ltd. (Tsingda Century), a company incorporated in the PRC which operates schools in seven PRC provinces providing education services for students ranging from six to eighteen years of age.

The Agreement has been accounted for as a reverse merger, with Tsing Da being treated as the accounting acquirer. As a result of the reverse merger, the consolidated financial statements present the results of operations of Tsing Da for the three and nine month periods ended September 30, 2010 and 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include valuation allowance for accounts receivable, the useful lives of property and equipment and intangible assets, impairment of intangible assets and long-lived assets.

Revenue Recognition

The Company provides online and offline education program to its franchisees, agents and individual customers. Revenue is realized through sales to franchisees and other agents of rights to conduct online and offline education services. Revenue is recognized when the service is consumed and is reported net of business tax.

Foreign Currency Translation
The functional and reporting currency of the Company is the United States dollar. The functional currency of the Company’s PRC subsidiaries, VIEs in the PRC is Renminbi (“RMB”).

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	6.8372	6.8409
Nine month ended September 30, 2009	6.8376	6.8425
Nine month ended September 30, 2010	6.6981	6.8164

NOTE 3- ADVANCES TO SUPPLIERS

Advances to suppliers represent amounts prepaid for advertising, network, and rent:

	As of September 30,
	2010	2009

Advance for advertising and printing	$1,268,143	$55,871
Advance for network service	419,423	304,020
Advance for rental	3,186,388	25,184
Others	1,416,390	423,799

Total	$6,290,344	$808,874

NOTE 4 - ADVANCE FOR CONSTRUCTION AND DECORATION OF COMPANY OWNED LOCATIONS

The Company entered into certain agreements for construction and decoration of company owned locations all over the country. Under those agreements, the Company prepaid $7.9 million to the contractors as of September 30, 2010.

	September 30, 2010	December 31, 2009
Advance for construction and decoration of company owned locations	$7,897,762	$3,071,433

NOTE 5 - CAPITAL STOCK

There were 244,022.78 shares of preferred stock issued in connection with the acquisition of Tsing Da. Each of these preferred shares has rights identical to 100 ordinary shares and each preferred share is automatically convertible into 100 ordinary shares concurrent with approval by the Company’s shareholders of an increase of its authorized ordinary shares to 100,000,000.

NOTE 6- PRIVATE PLACEMENT

On September 16, 2010, the Company entered into a Securities Purchase Agreement (Agreement) with certain accredited investors pursuant to which units were sold in a private placement which generated capital of $9,600,000. Each unit consisted of three shares of Company ordinary shares and a warrant to purchase 35% of one ordinary share of Company stock. The exercise price of the warrants is $2.08 per share and the warrant term is five years. The warrants may be exercised on a cashless basis within three months after the ordinary shares are listed on a stock exchange, as defined in the Agreement. As a result, 18,000,000 shares of common stock were issued and 2,100,000 warrants were granted. Expenses of $731,400 were incurred in obtaining this financing; in addition, the placement agent was awarded 364,500 warrants to purchase ordinary shares at $1.76 per share. These warrants have a term of five years and may be exercised anytime after six months of the date of the transaction.

Coincident with the execution of the Agreement, the Company entered into a Registration Rights Agreement pursuant to which the Company agreed to file by November 29, 2010 a registration statement to register the ordinary shares and the shares underlying the warrants. The Company further agreed that if the registration statement is not declared effective by February 28, 2011 (March 29, 2011 if the registration statement is subject to a full review by the Securities and Exchange Commission), the Company will pay the investors as liquidated damages 1.5% of the aggregate amount invested for each thirty day period after such date, not to exceed a total of 10% of the aggregate amount invested.

NOTE 7 - EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted net income per share is computed by using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from convertible preferred stocks and warrants to purchase common stock, using the treasury stock method. Diluted earnings per share for the three and nine months ended September 30, 2009 and 2010 excludes the impact of warrants issued as they were auntidillutive, and includes the impact of convertible preferred stock as they were dilutive.

Average Number of Shares Outstanding:

	Nine Month Ended September 30		Three Month Ended September 30

	2010	2009	2010	2009
Basic	7,242,061	3,743,531	11,547,968	3,743,531
Common stock equivalent of convertible preferred stocks	24,402,278	24,402,278	24,402,278	24,402,278
Fully Diluted	31,644,339	28,145,809	35,950,264	28,145,809

NOTE 8 - INCOME TAX

Tsingda Century was entitled to a preferential Enterprise Income Tax (“EIT”) rate of 15% The effective tax rate for the Company for the nine month ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009

U.S Federal income tax statutory rate	35%	35%
PRC statutory income tax rate (25%) difference	(10%)	(10%)
Preferential tax rate	(10%)	(10%)
Other	(2%)	—

Effective tax rate	(13%)	(15%)

NOTE 9 – SUBSEQUENT EVENT

On October 19, 2010, the Board of the Company approved a three-for-one (3 to 1) consolidation (reverse split) of the Company’s issued and outstanding Ordinary Shares as the Record Date (and to increase the amount of the Company’s authorized Ordinary Shares from thirty-nine million sixty-two thousand five hundred shares (39,062,500); to one hundred million (100,000,000) shares. It will be effective upon Shareholder’s approval on a general meeting of shareholders scheduled on November 15, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Registration Statement on Form S-1 filed on October 12, 2010 with the Securities and Exchange Commission.

COMPANY OVERVIEW

On May 24, 2010, Compass Acquisition Corporation and its controlling shareholders entered into a share exchange agreement (“Share Exchange Agreement”) with Tsing Da Century Education Technology Co. Ltd., a British Virgin Islands business company (“Tsingda Technology”), and its shareholders.

Tsingda Technology owns 100% of the issued and outstanding capital stock of Beijing Tsingda Century Management Consulting Ltd. (“Tsingda Management”), a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“PRC”). On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co. Ltd (“Tsingda Education”), a company incorporated under the laws of the PRC, and its shareholders, in which Tsingda Management effectively assumed management of the business activities of Tsingda Education. Beijing Tsingda Century Network Technology Co. Ltd., a PRC company, is a wholly owned subsidiary of Tsingda Education. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which Tsingda Management has the right to advise, consult, manage and operate Tsingda Education for a quarterly fee in the amount of 100% of Tsingda Education’s quarterly, after tax net profits. Additionally, Tsingda Education’s shareholders have pledged their rights, titles and equity interest in Tsingda Education as security for Tsingda Management to collect consulting and service fees through an Equity Pledge Agreement. In order to further reinforce Tsingda Management’s rights to control and operate Tsingda Education, Tsingda Education’s shareholders have granted Tsingda Management the exclusive right and option to acquire all of their equity interests in Tsingda Education through the Option Agreement.

As all of the companies are under common control, this structure has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations. As of September 30, 2010, it has approximately 2,271 learning centers nationwide. It also has developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

Results of Operations (Unaudited) for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth key components of Tsingda Education’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

	September 30, 2010	September 30, 2009

Revenue	$9,265,163	$3,510,903

Expenses
Selling	2,691,677	662,095
General and administrative	891,748	884,432
	3,583,425	1,546,527

Operating Income	5,681,738	1,964,376

Other Income (Expenses)
Other income	744	(19,340)
Total other income (expense)	744	(19,340)

Income Before Income Taxes	5,682,482	1,945,036

Provision for Income Taxes	655,595	257,543

Net Income	$5,026,887	$1,687,493

Revenues. For the three months ended September 30, 2010, we had revenues of $9,265,163 as compared to revenues of $3,510,903 for the three months ended September 30, 2009, an increase of approximately 164%. We experienced strong growth in our revenues during the quarter ended September 30, 2010. This growth is due to an increase in the number of franchise locations for the Company’s offline businesses, along with the continued growth of its online learning platform. As of September 30, 2010, we had 2,253 franchise locations and 18 company owned locations, compared with 1,499 franchise locations and no company owned locations as of September 30, 2009. In addition, our online revenues increased to $8.1 million in the current quarter from $3.5 million for the comparable quarter in 2009. We launched our online virtual classroom platform in September 2008.

Expenses. For the three months ended September 30, 2010, we incurred expenses, comprised of selling and general and administrative expenses, of $3,583,425 compared with expenses of $1,546,527 for the three months ended September 30, 2009, an increase of approximately 132%.

Selling expenses include salaries of our sales department and company owned learning centers, advertising, printing, logo manufacturing, transportation and others. For the three months ended September 30, 2010, we had selling expenses of $2,691,677 as compared to $662,095 for the comparable period of the prior year, an increase of 307%.

Key components of selling expenses for the three month periods ended September, 2010 and 2009 were:

	Three months ended September 30, 2010	Three months ended September 30, 2009

Salaries and wages	$158,840	$48,001
Advertising	1,194,711	276,399
Printing	540,049	81,505
Logo Manufacturing Cost	311,289	59,203

-Salaries and wages increase by approximately 231% for the 2010 period from the comparable 2009 period. The increase represents an increase in our sales personnel at our headquarters consistent with our increased franchise sales and marketing efforts.

-Advertising expenses increased by approximately 332% for the 2010 period from the comparable 2009 period. Theses expenses represent third party print media costs related to new company owned centers, as well our ongoing promotional efforts to attract new franchisees.

-Printing expenses increased by approximately 563% for the 2010 period from the comparable 2009 period. These expenses represent internal costs for printing of our company newsletter and other promotional costs related to the enhancement of our brand name and company owned locations.

- Logo manufacturing cost increased by 426% for the 2010 period from the comparable 2009 period. The increase is due to the increase on the number of franchise locations and learning bars, thus incurring more logo manufacturing cost.

General and administrative expenses include rent, salaries, insurance, training and related expenses. For the three months ended September 30, 2010, we had general and administrative expenses of $891,748 as compared to $884,432 for the comparable period from the prior year. Key components of general and administrative expenses for the three month periods ended September 30, 2010 and 2009 were:

	Three months ended September 30, 2010	Three months ended September 30, 2009

Sale tax and surcharges	$518,268	$297,171
Salaries and wages	146,119	117,205
Depreciation and amortization	584,449	261,010
Rent	152,981	76,499

-

Sales tax increased by 74.4% for the 2010 period from the comparable 2009 period. The increase in sales tax partially reflects the growth in sales. The obligation for sales taxes occurs at the time sales are billed, whereas the recognition of sales for financial statement purposes occurs as services are provided. This difference in timing has resulted in changes in sales tax expense occurring at a different rate than the rate of change in sales.

-

Salaries and wages increased approximately 25% for the 2010 period from the comparable 2009 period as the company hired more contracted teachers during the third quarter of 2010 to satisfy the increase of locations in 2010.

-	Rent increased by 100% for the 2010 period from the comparable 2009 period, as the company opened more stores in 2010 as such incurred more rent expenses during the year.

-

Depreciation and amortization increased by 124% for the 2010 period from the comparable 2009 period. The increase for the current period reflects the amortization of increased intangible assets consisting of newly developed online software.

Other Income (Expense). Other income for three months ended September 30, 2010 was $744 compared with $(19,340) for the comparable period of 2009. This increase reflects a decrease in other expense as no other expenses were incurred in the current period.

Income Before Taxes. Income before taxes for the three months ended September 30, 2010 was $5,682,482 compared with $1,945,036 for the comparable period of 2009, which represents an increase of 192%.

Provision for Income Tax. For the three months ended September 30, 2010, we had a provision for income tax of $655,595 compared with $257,543 for the comparable period for the prior year. The increase in tax provision is commensurate with the increase in operating income for the current period.

Net Income. For the reasons discussed above, we had net income for three months ended September 30, 2010 of $5,026,887 compared with $1,687,493 for the corresponding quarterly period in 2009, an increase of 197%.

Other Comprehensive Income. We had other comprehensive loss of $811,208 for the three months ended September 30, 2010 compared with a loss of $49,895 during corresponding 2009 as a result of foreign currency translation gain/loss.

Total Comprehensive Income. We had total comprehensive income of $4,215,679 and $1,637,598, respectively, for the three months ended September 30, 2010 and September 30, 2009, representing an increase of 157%. The reason for the increase is due to the various reasons stated above.

Results of Operations (Unaudited) for the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth key components of the Tsingda Education’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

	September 30, 2010	September 30, 2009

Revenue	$18,732,271	$11,396,636

Expenses
Selling	5,044,571	3,041,250
General and administrative	2,891,756	2,721,340
	7,936,327	5,762,590

Operating Income	10,795,944	5,634,046

Other Income (Expenses)
Other income	101,220	9,571
Other Expense		19,634
Interest income		9,125

Total other income (expense)	101,220	(938)

Income Before Income Taxes	10,897,164	5,633,108

Provision for Income Taxes	1,440,370	822,573
Net Income	$9,456,794	$4,810,535

Other Comprehensive Income	(681,494)	(40,352)

Total Comprehensive Income	$8,775,300	$4,770,183

Revenues. For the nine months ended September 30, 2010, we had revenues of $18,732,271 as compared to revenues of $11,396,636 for the nine months ended September 30, 2009, an increase of approximately 64%. We experienced strong growth in our revenues during the nine month period ended September 30, 2010. This growth is due to an increase of the number of franchise locations for the company’s offline businesses, along with the continued growth of its online learning platform.

Expenses. For the nine months ended September 30, 2010, we had expenses, which are comprised of selling and general and administrative expenses, of $7,936,327, as compared to expenses of $5,762,590 for the nine months ended September 30, 2009, an increase of approximately 38%. The increase on expenses was driven by the increase on selling and G&A expense.

Selling expenses include salaries, advertising, and printing and meetings. For the nine months ended September 30, 2010, we had selling expenses of $5,044,571 as compared to $3,041,250 for the comparable period from the prior year, an increase of 66%. The increase in selling expenses is mainly a result of the company’s efforts to expand market through heavily advertising during the current year.

General and administrative expenses include rent, corporate salaries, and related expenses. For the nine months ended September 30, 2010, we had general and administrative expenses of $2,891,756 as compared to $2,721,340 for the comparable period from the prior year. The increase is mainly driven by the increases on depreciation, amortization and consulting expenses.

Other Income (Other expense). Other income for nine months ended September 30, 2010 was $101,220 compared with $(938) other expense for the comparable period from the prior year. The increase on the other income due to the interest income generated from the short term investment.

Income Before Taxes. Income before taxes for the nine months ended September 30, 2010 was $10,897,164 compared with $5,633,108 for the comparable period from the prior year, which represents an increase of 93%. The increase was due the various reasons stated above

Provision for Income Tax. For the nine months ended September 30, 2010, we had a provision for income tax of $1,440,369 compared with $822,573 for the comparable period for the prior year. The increase in tax provision is commensurate with the increase in operating income for the current period.

Net Income. For the reasons discussed above, we had net income for nine months ended September 30, 2010 of $9,456,794 compared with $4,810,535 for the prior nine month period, an increase of 97%. The increase on the net income was due the various reasons stated above.

Other Comprehensive Income. We had other comprehensive loss of $(681,494) and other comprehensive loss of $ (40,352) for the nine months ended September 30, 2010 and September 30, 2009, respectively. The increase on the other comprehensive income was the result of foreign currency translation gain.

Total Comprehensive Income. We had total comprehensive income of $8,775,300 and $4,770,183 for the nine months ended September 30, 2010 and September 30, 2009, respectively, representing an increase of 84%. The increase on the total comprehensive income was due to the various reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had working capital of $15,044,804 compared with working capital of $4,868,319 as of December 31, 2009.

Changes in our working capital are summarized as follows:

	September 30, 2010	December 31, 2009	Increase in Working Capital
	(unaudited)	(audited)

Total current assets	$22,206,227	$8,600,563	$13,605,664
Total current liabilities	7,161,423	3,732,244	3,429,179
Working Capital	$15,044,804	$4,868,319	$10,176,485

Our increase in working capital is primarily attributable to a net increase in cash of approximately $6,787,058, the result of retaining operating cash flows, an increase in advances to suppliers of $5,481,470, and an increase in accounts receivable of $2,671,207, partially offset by an increase in taxes payable of $2,311,425.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, and working capital. The main sources of cash have been revenues from franchisees and from our company owned locations.

We believe the following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

          • An increase in working capital requirements to finance the growth of our company owned locations,

          • Addition of administrative and marketing personnel as the business grows,

          • Increases in advertising, public relations and sales promotions for our franchising efforts in new and existing markets,

          • Software development and the purchase of servers commensurate with student population growth, and

          • The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The Company currently generates cash flow through operations which we believe will be sufficient to sustain current operations for at least the next twelve months.

Cash flows from operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,

	2010	2009

Net cash provided by operating activities	$6,489,300	$1,583,964
Net cash consumed by investing activities	$(6,621,828)	$(4,057,901)
Net cash provided by financing activities	$7,756,440	$876,617
Effect on cash of foreign exchange rates	$(836,854)	$(49,337)
Net change in cash	$6,787,058	$(1,646,657)
Cash Balance (Beginning of Period)	$458,645	$2,314,262
Cash Balance (End of Period)	$7,245,703	$667,605

The net cash provided by operating activities for the nine months ended September 30, 2010 was $6,489,300, compared with $1,583,964 for the nine months ended September 30, 2009. The increase on the operating cash inflows was primarily due to the increase on net income for the 9 months ended September 30, 2010 compared with nine months ended September 30, 2009.

The net cash consumed by investing activities for nine month ended September 30, 2010 was $(6,621,828), compared with $(4,057,901) for the nine months ended September 30, 2009. The increase was primarily due to the additions to the intangible assets which were primarily composed on line teaching software and materials.

The net cash provided by financing activities for the nine months ended September 30, 2010 was $7,756,440 compared with $876,617 for the nine months ended September 30, 2009. The increase was primarily due to the cash advance from prospective shareholders about US $7.6 million.

The effect on cash of exchange rates was a loss of $(836,854) for the nine months ended September 30, 2010, compared with $(49,337) for the nine months ended September 30, 2009.

The difference between the closing balance of cash and cash equivalents for the nine months ended September 30, 2010 and 2009 is due to the reasons mentioned above.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements for the year ended December 31, 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Tsingda Education is considered a variable interest entity (“VIE”), and we are the primary beneficiary. On April 26, 2010, we entered into agreements with Tsingda Education pursuant to which we shall receive a quarterly fee in an amount equal Tsingda Education’s quarterly, after tax net profits. In accordance with these agreements, Tsingda Education shall pay consulting fees equal to 100% of its quarterly, after tax net profits to our wholly-owned subsidiary, Tsingda Management, and Tsingda Management shall supply the technology and administrative services needed to service Tsingda Education.

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

Taxes
The Company generates its income in China where Business Tax, Income Tax, City Construction and Development Tax, and Education Surcharge taxes are applicable. The Company does not conduct any operations in the U.S.; therefore, U.S. taxes are not applicable.

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

Ordinary Shares
Ordinary shares of the Company will occasionally be issued in return for services. Values will be assigned to these issuances equal to the market value of the ordinary shares at the applicable measurement dates. A Measurement Date is defined under pronouncements of the FASB which state the criteria to be used for the valuation of stock issued for goods and services.

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

(b) Equity accounts, at the exchange rates prevailing at the time of the transactions that established the equity accounts; and

(c) Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

Product Warranties
Refunds to students who withdraw from courses are rarely made and are made only at the discretion of the Company. For this reason, and since revenue is recognized only as services are provided, no provision is needed for possible withdrawals.

Advertising Cost
The Company expenses advertising costs when an advertisement occurs.

Segment Reporting
Management treats the operations of the Company as one segment.

Recently Adopted Accounting Pronouncements
Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company’s financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive Officer and Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

Our Principal Executive Officer and Principal Financial Officer identified a material weakness in our disclosure controls and procedures relating to our lack of formalized written policies with respect to such disclosure controls and procedures.

Because the Merger occurred on May 24, 2010, management was unable to formulate written disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Our planned remediation includes formalizing written policies and procedures and determining appropriate resources to allocate in remedying this weakness.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting as of the end of the period covered by this report as such term is defined in Rule 13a-15(f) of the Exchange Act.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed in our current report on Form 8-K filed on September 23, 2010, no other unregistered sales of equity securities was made during the period covered by this report.

Item 3.	Defaults upon Senior Securities

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS ACQUISITION CORPORATION
(Company)

Date:	November 12, 2010	By:	/s/ Zhang Hui

President, Chief Executive Officer and Chairman of the Board

Date:	November 12, 2010	By:	/s/ Kang Chungmai

Chief Financial Officer (Principal
Financial and Accounting Officer)