Form 10-K
period 2010-12-31
Tsingda eEDU Corp
filed 2011-03-11
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending December 31, 2010

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______________ to _____________.

Commission file number 000-52347

TSINGDA EEDU CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

No. 0620, Yongleyingshiwenhuanan Rd.,	101105
Yongledian Town, Tongzhou District, Beijing, PR China
(Address of Principal Executive Offices)	(Zip Code)

+45-8842 9181
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Ordinary Shares, $.000384 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately as of June 30, 2010 cannot be calculated because there is no market for the issuer’s securities.

As of March 11, 2011, there were 33,729,862 Ordinary Shares, par value $0.000384 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Market Information

General

China’s education market is substantial based on the sheer size of its population. According to information published by the PRC government, it appears that our target population market as of December 31, 2010 is approximately 360 million individuals. The group is comprised of: infants and children below school age (6) - 160 million; primary school students - 110 million; junior high school students - 60 million; and senior high school students 30 million.

The importance of education in China is grounded upon a number of factors. Confucian doctrines placed high importance on education. Another factor which placed significant import on education arose from China’s “one child policy” implemented in 1979 in an effort to control its staggering population. As a result of the “one child policy,” many Chinese families believe that their future rests with the success of their only child. Consequently, there is a strong parental push towards education. Another factor contributing to the demand for education in China is the need to support the enormous economic growth currently underway in the country.

In the PRC, school attendance is mandatory through junior high school. Beyond junior high school, schooling is voluntary and students must pay for senior high school and any post-secondary school. Senior high school students typically range in age from 15 to 19. Students in post-secondary schools (or any educational institution beyond senior high school) typically range in age from 20 to 24. Moreover, unlike public schooling in the United States, admission to prestigious public high schools is premised on student qualification, including results from entrance exams. Consequently, competition for prestigious high schools is intense. In fact, the country has developed a keen awareness of the most prestigious high school by region and countrywide. Many of the most prestigious high schools are located in tier one cities, principally Beijing. These prestigious high schools are the recipients of disproportionate governmental funding which in turn attracts more competent teachers.

The use of online education is trending favorably in China. Based on industry data, the market scale of online education in 2008 in the PRC amounted to approximately $5.1 billion with 2012 projections reaching $10.6 billion. Moreover, the number of online education learners in China will climb to 23.1 million in 2010, twice as many as that in 2007. The Chinese online education market is expected to experience average growth of 150% in the next five years.

Shortage of funding

China’s educational system historically has been under-funded compared to the rest of the world. In 2008, China’s fiscal education expenditure was 3.48% of GDP compared with the world average of 4.5% Recently, the PRC government has taken initiatives to improve its educational system countrywide due principally to the recognition that the country’s technological development ultimately rests on the level of competency, or level of education, of its workforce. Yet despite these initiatives, there remains a severe disparity in educational funding between rural and urban areas in China as discussed below.

Funding disparity

China’s vast territory and large population have led to a significant disparity in public educational offerings between urban and rural areas. According to official statistics, there is a significant gap in the average education investment of students between rich and poor provinces. The public funding disparity for primary schools, junior high schools and senior high schools can range between 6-8 times more in the rich, urban areas compared with the poorer, rural areas. Compared with first-tier cities in PRC, many rural areas lack qualified teacher and training resources due principally to lack of funding from local governments. In recent years, a series of positive measures have been taken by related authorities to support the development of distance education. However, the problem is still quite pronounced, and massive input from the private sector is in demand.

The Tsingda Learning Concept

General

We are an online provider of supplementary educational services in China. Our website is http://www.eeduol.com. The information contained on our websites does not form a part of this prospectus. We rolled out our “Tsingda Learning Center” concept in 2006, and more recently in late 2008, we introduced our web-based real-time interactive learning platform called “Tsingda Virtual Internet Classroom.”

Our educational model is depicted below:

Our educational services are not accredited by the PRC Ministry of Education or any other governmental agency. As such, our learning concept does not function as a substitute or alternative to traditional government run schools, which are accredited by the PRC Ministry of Education to grant diplomas and/or degrees, rather it has been shaped to supplement learning provided by government run schools in the PRC. No accrediting learning centers compete with us in our industry. “Accredited learning centers” are traditional degree-granting schools and we are not at a competitive disadvantage because we are not an accredited learning center.

For the year ended December 31, 2010, we had revenues of $27,447,545, as compared to revenues of $14,650,863 for the year ended December 31, 2009, an increase of approximately 87%.

Learning Centers

As of December 31, 2009 and after three years of operations, we had approximately 1,750 operating Tsingda Learning Centers located in 1,300 cities and 23 provinces throughout the PRC. Of the total amount, three were Company-owned with the remainder as franchised operations. As of December 31, 2010, we had over 2,346 operating Tsingda Learning Centers in 1,400 cities and 23 provinces. Of the total amount, 21 were Company-owned with the remainder as franchised operations.

Our Tsingda Learning Centers principally target elementary school (grades K-8) students and in most instances are located in close proximity of a local elementary school. We designed the rollout of our franchised learning centers to generally avoid the tier one cities of Shanghai, Beijing, Chengdu, and Guangzhou. Instead, we are geographically concentrated on the second and third tier cities. We believe there are 50,000 2nd and 3rd tier cities in the PRC. We employed this strategy because we believe that competition in these lower tier cities would be less intense than first tier cities, but more importantly, we anticipated stronger product demand in the rural areas due to disparity in educational funding between the two areas.

While we concentrate our franchise development efforts in the rural areas for reasons discussed above, we located our initial Company-owned centers in close proximity to our headquarters in Beijing. This allows us to exert greater operating control over our own centers, as well as provide a nearby training center for new franchisees. We plan on opening future Company-owned centers in other tier one cities which will serve as regional training centers.

Our target customers are students ranging from 6 to 18 years of age studying at elementary, junior and senior high schools. Of our customers, 70% are elementary school students, 20% are middle school students and 10% are high school students. Our marketing methods consist of:

• Referrals from former teachers. Approximately 50% of our franchisees are former school teachers and they are active in their school district and community in encouraging students to attend learning centers after school. They achieve this primarily through passing leaflets and through word of mouth.

• Concentrated Advertising. As stated above, learning centers generally distribute leaflets in front of school and advertise on bulletin boards in high density residential areas.

• Activities. Learning centers periodically hold recruitment conferences and free tours of online content, etc. in public areas where parents and teachers are invited.

• Mass Advertising. We advertise on local and national television, local newspapers and magazines, and on the Internet.

Although we do not recruit students based on prior academic performance, regulations prohibiting a PRC educational institution from recruiting students based on prior academic performance do not apply to us.

Teaching at our learning centers is solely delivered electronically via desktop computers housed at our locations, either taught in live real time by a teacher at a remote location, or from a pre-recorded course. Our proprietary courseware provides two core curriculums: synchronous (or sync) courses and featured courses. Sync courses match textbooks from local schools and are delivered synchronously with the curriculum for these schools. Featured courses consist of learning programs designed to bolster skills in core subjects such as math and English, among others. Featured courses also prepare students for the highly competitive high school and college entrance exams. Our courseware provides a broad learning experience to the student. Learning modules includes classes directed by a wide range of teachers, including “renowned” teachers from tier one cites, Q&A sessions, and one on one teaching. Our courseware also features regular mock tests and exams, and gap detection which determines student weakness and automatically generates subsequent teaching aids. We also have digitized textbooks for 97% of targeted schools in the PRC. We believe our courseware is the most advanced in the industry and is a compelling learning regime particularly for students from less populated areas where teaching resources are limited.

In China, high school exams and college entrance exams are conducted on a local and provincial level, and are not standardized on a national level, such as its United States counterpart, the SAT. In that regard, there are many different exams and our students prepare for high school entrance exams by taking our courses that are synchronized with the textbooks they are studying. The most popular of our synchronous courses are keyed to the following textbooks:

Subject	Textbook Editions/Publisher

Chinese Language	Remin University, Jiangsu Edition, Beijing Normal University
Shanghai Edition, Hebei Edition, Hunan Edition
Mathematics	Remin University, Jiangsu Edition, Beijing Normal University
Zhejiang Edition, Shanghai Edition, Hebei Edition,
Remin University, Jiangsu Edition
English	Beijing Normal University, Zhejiang Edition, Foreign Language
Teaching and Research Press, Yilin-Oxford English
Physics	Remin University, Jiangsu Edition, Beijing Normal University
Zhejiang Edition, Shanghai Edition, Hebei Edition, Hunan Edition
Chemistry	Remin University, Jiangsu Edition, Beijing Normal University
Zhejiang Edition, Shanghai Edition, Hebei Edition, Hunan Edition

Our students prepare for their college entrance exam by consuming our featured courses on subjects that are typically covered in a provincial college entrance exam:

Subject	Contents

Chinese Language	Composition, Reading
Mathematics	Focused Algebra, Mystery of Geometry
English	Listening training, Speaking training, Efficient Reading, Writing
Physics	Focused Mechanics, Focused Electricity, Focused Optics, Focused Heat, Focused Atom
Chemistry	Chemistry Experiments
Nan Kai University Chair, Mock test, Simulation Questions Analysis
Special Subject	Huang Gang Chair, Mock test, Simulation Question Analysis
Academic Chair	Chair of Middle School attached to China Normal University, Mock test, Simulation Question Analysis
Psychological	Psychological Counseling before University Entrance Exam, Case Study
Counseling

Online Virtual Classrooms

In the fourth quarter of 2008, we successfully developed a highly interactive, real-time, and personalized learning platform called the “Tsingda Internet Classroom.” Tsingda Internet Classroom has been designed to be online marketplace whereby buyers (students) and sellers (teachers) are linked through our proprietary software interface for the sole purpose of transacting educational related services. The target audience is mainly high school students; however some classrooms are oriented towards junior high and other students. Course subjects along with pricing and presentations dates are posted to a presentation page on our web-site by company qualified teachers. Our teacher roster includes approximately 2,350 “renowned” teachers from tier one cities. These teachers have achieved recognition based on awards from the Ministry of Education. Interested students can browse presentation web-pages by teacher or subject matter. Teacher credentials, course outline, pricing, presentation times, and presentation mode (live or pre-recorded) also are displayed. Course purchases are made electronically, and are delivered through a video feed which can be viewed electronically by the student. More popular courses are recorded for later presentation. Our online learning platform offers students from less developed regions the opportunity to be able experience the teaching disciplines of more experienced, including these renowned teachers from tier one cities. Unlike the courseware provided at a learning center, virtual classroom courses have not been designed to be synchronous. In most courses, students can communicate electronically with teachers.

The Tsingda virtual classroom was first launched for high school students, and later included junior high and elementary students. As of the December 31, 2010, total registered students and active students of the Tsingda virtual classroom were 428,550 and 84,126, respectively, and the number of certified teachers was 20,163. A significant portion of our existing student base and current revenues of our virtual classroom is attributable to students who have attended or are attending our learning centers.

Our Revenue Model

We generate revenues both from our Company-owned and franchised learning centers and from the sale of “e-cards” which are used to purchase our courses.

Tsingda Learning Centers

From franchised locations, we receive (a) a one time, franchise licensing fee, (b) annual management fees equal to 10% of the initial franchise licensing fee, (c) 18% of student generated revenue from pre-recorded courses and 8% of student generated revenue from real-time courses, and (d) 10% from the sale of reference books and stationery products sold in the centers. We retain 100% of the revenue generated at Company-owned locations.

Tsingda Learning Centers

As of December 31, 2010, approximately 2,346 Tsingda Learning Centers are in operation in 1,400 cities and 23 provinces in China. As of the December 31, 2010, total registered students and active students of the Tsingda Learning Centers were 6,838,181 and 1,340,652 respectively. The map below depicts the concentration of Tsingda Learning Centers by region as of December 31, 2010.

Tsingda Learning Centers locate in 27 provinces,
forming the largest chain of education services in China.
Beijing
Northwest 155
Tsingda Learning Center
Northeast 162
Tsingda Learning Center
North China 524
Tsingda Learning Center
East China 436
Tsingda Learning Center
Southwest 353
Tsingda Learning Center
Central China 390
Tsingda Learning Center
South China 326
Tsingda Learning Center

The following table reflects the concentration of our learning center locations by city and province:

	1	2	3	4	5	6	7	8	9	10

City	Zibo	Fuzhou	Qingdao	Taiyuan	Binzhou	Nanchong	Zhenzhou	Chendu	Nantong	Wenzhou
Number	32	27	26	22	21	20	19	18	18	17

	1	2	3	4	5	6	7	8	9	10

Province	Shandon	Jiangsu	Sichuan	Henan	Zhejiang	Fujian	Guangdong	Shanxi	Hubei	Anhui
Number	229	157	137	121	108	105	103	83	82	81

Key Features of Our Courseware

Key features of our proprietary courseware are categorized as follows:

o

Comprehensive Reference Library: We have digitized 97% of the teaching materials of all elementary, junior high and high schools in the PRC. The library allows for easy student reference to the familiar teaching materials.

o

Curriculum Matching Courseware: Early in its product development, we recognized that in the PRC, like most other developed or developing countries, teaching curriculum for the identical subject matter varies by region or province. Apart from digitizing substantially all of the relevant teaching materials, we have customized our teaching courseware to match local teaching materials. This means that a student in a Sichuan city learning center and a student in Nanjing city learning center will receive different courseware material on the same subject matter. We developed these customized learning materials in collaboration with regional teachers.

o

Synchronous Courseware Delivery: The courseware delivers teaching materials to the student synchronously with curriculums from local schools. Students can drill down to lessons which coincide with current school classes.

o	Diverse Teaching Disciplines. For any subject in our curriculum, students can select presentations from numerous teachers, including renowned teachers.

o

Gap Detection: Our proprietary courseware detects weaknesses in a student’s aptitude. During testing and Q&A sessions, incorrect answers generate subsequent questions specifically aimed at bolstering student weaknesses.

o

Results Evaluation. The courseware is result oriented and thus provides scores on mock tests and practice sessions so that students or their parents can gauge performance. It also delivers progress reports on demand which indicate a student’s progress in a given subject over a period of time.

We have disclosed the titles of our courses and textbooks in Exhibit 99.1 to this Amendment No. 1.

Our Curriculum

Learning centers provide two core curriculums: synchronous (or sync) courses and featured courses, and both are depicted below;

Basic Curriculums	Module

Sync courses	Match local textbooks in subjects like English and math.

Featured courses	Primary school English Primary school math

Primary school Olympic math

Primary school literature

Kid English series

Intensive teaching and drill series

Composition series Video from famous school High school admission exam preparatory channel
College admission exam preparatory channel Traditional Chinese cultures workshop Science and discovery

We also have entered into licensing arrangements with third parties to provide extracurricular materials that are delivered through video, audio and animation. These presentations relate to such matters as Chinese and worldwide culture, geography and history. While these extracurricular products do not provide meaningful revenues to a learning center, they provide students with an educational diversion from core subjects.

PRC Regulation of Franchise Businesses

We have made all required filings and met all requirements under PRC law to legally operate a franchise business in the PRC. The required filings include (i) copies of the business license or enterprise registration certificate; (ii) a sample franchise contract; (iii) a brochure for franchise operations; (iv) a marketing plan; (v) written commitment and relevant materials proving that the relevant provisions have been followed; and (vi) other documents and materials required by relevant governing authorities.

The legal requirements to operate a franchise business in the PRC under the Regulation on the Administration of Commercial Franchises require the franchisor to possess a mature business model and the ability to provide long-term business guidance, technical support, business training and other services to its franchisees. The franchisor must have at least two direct sales stores, and have been engaged in the business for more than a year. If this franchisor conducts its operations within the scope of a single province, autonomous region, or municipality directly under the PRC Central Government, it is required to file the required legal documents with the relevant governing authorities of the province, autonomous region or municipality directly under the PRC Central Government; and if the franchisor conducts its operations within the scope of two or more provinces, autonomous regions, or municipalities directly under the PRC Central Government, it is required to file the required legal documents with the competent commercial authority of the State Council.

Franchise and Company-owned Center Details

A typical franchised learning center is approximately 100 to 300 square meters while Company-owned locations are almost double in size at 300 to 800 square meters. Each franchise center is staffed with 4-5 employees, while Company-owned centers are staffed with 8-10 employees. The staff generally includes one supervisor, with the remainder of staff consisting of counselors. Our experience to date has been that most centers are owned and operated by former teachers in the respective regions. Thus, these operators often times are familiar with many of the families in the area and are able to promote the center’s attributes the local market.

Generally, learning centers are located within close proximity of an elementary school, and most students are able to walk from their school to the learning center. Hours of operation are between 9:00 am to 8:30 pm each school day, however, high student traffic generally occurs between 3:00 pm to 6:00 pm during the school day. During winter recess (4 weeks) and summer recess (8 weeks), many children of single or dual income parents arrive at the learning center in the morning and leave in the evening. While at the learning centers, students can access the learning center curriculum or our virtual classrooms. A typical franchise center receives approximately 40-80 students per day, while a Company-owned center receives approximately 80-100 students per day.

Each learning center consists of three segregated areas, online learning, counselor guidance, and educational products depicted as follows:

o

Online Learning Area. Each franchised and Company-owned center generally supports 15 and 50 computers, respectively, in the online learning area. During periods of high student traffic, computers are accessible to students for a maximum of one hour. Students pay for courses exclusively through the Tsingda “e-card,” a re-chargeable debit card, which may be purchased at any learning center wish cash or via electronic bank transfer. Once a student enters his name, ID and password, our proprietary software immediately recognizes the student’s school, grade level, and proficiency, and instantaneously delivers a menu of teaching materials designed to match the student’s current curriculum. The menu includes sync and featured courses, practice sessions, online question and answer database, mock tests, and interactive question and answer sessions.

o

Counselor Guidance Area. Students utilize the counselor guidance area to complete homework, take exams, or to perform workshop materials. The guidance area is supervised by counselor to ensure that students are not distracted by other students. In addition, parent meeting are held in this area.

o

Education Product Area. Each center provides an array of products available for sale to students, which include teaching materials complimentary to courseware, DVDs, books, learning toys, and general office supplies. Students also are able to purchase Tsingda “e” learning cards in this area.

Courses can be purchased under a variety of packages and pricing, including by day, by month, and by semester. Typically, our learning centers hold four hour sessions for elementary school students and three hour sessions for our middle and high school students for our Monday through Friday programs. For our weekend program, all sessions for all students are bifurcated into two separate two hour segments.

Franchise Arrangements

Each franchise agreement grants a specific territory to a franchisee which in turn requires the franchisee to open a corresponding number of centers commensurate with such territory as follows:

Typical Number of Centers		Territory

3		County
5		Perfecture City
8	*	Provincial Capital City
50	*	Province

* The actual number of centers for a Provincial Capital City and Province may vary depending on certain factors determined by the Company and the franchisee.

For reference purposes, the PRC consist of 23 provinces, 4 municipalities, 5 autonomous regions and 2 special administrative regions. These administrative divisions are further divided into prefectures with each prefecture consisting of numerous counties and townships.

The term of each franchise agreement is one year, and renewable annually by the parties. Under the agreement, franchisees are required to pay an initial franchise licensing fee of between $7,000 and $10,000 per location depending on franchise territory, and thereafter franchisees pay an annual management fee equal to 10% of their initial franchise licensing fee. Franchisees must maintain a standardized signage, storefront and interior design, adhere to company pricing policies for courseware, unified promotion activities and exclusively use company generated materials, among other terms. Franchisees are required to bear all the costs of owing and operating each center, including rent, staffing, and marketing. The estimated cost to open a learning center for a franchisee ranges from $40,000 to $60,000 inclusive of franchise payments to the company, lease deposits, leasehold improvements, furniture, fixtures and equipment (10-40 desktop computers). Franchisees also are required to obtain necessary operating permits, and comply with applicable laws and regulations. Our franchise attrition rate for 2009 and 2010 was 4.1% and 2.3%, respectively.

Tsingda Virtual Classroom

The “Tsingda Internet Classroom” is a robust, multi-faceted on line educational platform delivering educational services in the PRC. The virtual classroom has been designed to be an online marketplace whereby buyers (students) and sellers (teachers) are linked through its proprietary software for the sole purpose of transacting educational related services. The platform currently targets mainly high school students and to a lesser extent junior high school students. We expect to apply this platform to other educational areas, such as a Chinese language learning program that can be accessed worldwide, and adult vocational training classes for use in the PRC. We do not have a timetable as when we plan to introduce these other educational programs.

The Tsingda virtual classroom was first launched for high school students, and later included junior high and elementary students. As of December 31, 2010, total registered students and active students were 428,550 and 84,126, respectively, and the number of certified teachers was 20,163 (approximately 15% of which are “renowned”). A significant portion of our existing student base and current revenues of our virtual classroom is attributable to students who have attended or are attending our learning centers.

Students enroll in the system by providing relevant personal and educational information, along with electronic bank information. Students log on to the platform by entering an assigned user name and password. The software interface allows students to browse the system by subject matter and teacher name. An interested subscriber can enter the virtual classroom for a free trial of the first 5 minutes, after which the student can either log out or remain online and his/her account will be charged for the class.

Our various classrooms are depicted in the graphic below:

o

Renowned Teacher Classroom: The Company has attracted approximately 3,044 teachers who are classified as “renowned”, out of our 20,163 total teachers (approximately 15%) to prepare and develop courses. A “renowned” teacher is generally one who has received a distinguished teacher award from the Ministry of Education and in our opinion has developed an outstanding reputation in the teaching community. These courses are well attended with attendance ranging from 1,000-10,000 students. The renowned teacher classroom enables student from the rural regions to experience the teaching disciplines of these teachers. Renowned teacher classrooms are often recorded for subsequent viewing by students.

o	General Classroom: These classes are presented by qualified, albeit not renowned teachers. These classrooms are designed for 30 to 50 students. These classrooms are used for general courses, including mathematics, English, and physics.

o	One-on-One Classroom: These are real time classrooms specially designed for students desiring personalized and private tutoring space.

All of the classrooms are designed to be interactive whereby teacher and student can communicate electronically through text messaging, audio feeds, and email, however, due to the size of the Renowned Teacher Classroom, interactive communications are limited. Our system also maintains records of the teacher/student communications.

As mentioned elsewhere herein, we recognized the disparity in the level of educational services delivered by the government to the various regions in China. We believe that our platform attempts to bridge the education gap by allowing students from the poorer, less funded regions, to experience the disciplines of other qualified teachers, including renowned teachers.

Teacher Arrangements

Qualifications of Teachers

We believe the strength and future success of our virtual classroom is dependent upon the qualifications of our faculty. As a result, we have implemented the following practices designed at attain and maintain high teacher and subject matter integrity;

o

Background. We perform a series of background checks to verify academic credentials and employment history of each teacher. These checks include obtaining transcripts from schools and universities as well as phone interviews with colleagues.

o	Experience. Each teacher must have at least a degree from a university or college recognized by the Ministry of Education.

o	Course Subjects. Course subjects and course outlines are approved in advance to ensure that courses presented avoid sensitive political and social issues.

o

Quality Control. We frequently monitors live sessions to ensure that teachers adhere to pre-approved course outlines and to assess overall teacher performance. We also monitor email exchanges between students and teachers.

As of December 31, 2010, we had over 20,163 qualified teachers.

Financial Arrangements with Teachers

We enter into formal agreements with our qualified teachers. Under the agreement, qualified teachers receive a percentage of subscription revenue from live courses and any courses that are pre-recorded for later use. The percentage inuring to the teacher is 60% for live courses and 10% for all pre-recorded classes. All course materials prepared by teachers are property of the Company.

Qualified teachers are afforded the flexibility to develop course content which they perceive as receptive to students, subject to our approval. Teachers are then able to post to the platform, specific information concerning one or more classes offered to students. Relevant information includes the subject matter of the class, date and time of the class, price of the class, and the qualifications of the teacher. On any given day, a student can browse over hundreds of classes on a variety of subject matters. More popular classes are English, math and physics, however specialized subjects are also offered by some teachers. Courses are presented live or pre-recorded from a prior live session. Classes range between 0.5 to 1 hours longs. Pricing ranges between $1.5 and $50 per hour, again dependent upon class subject matter, level of difficulty, and teacher qualification. The following table shows the average price for three different types of courses we offer.

Type	Elementary	Middle School	High School

One-to-one classroom	$11.76	$14.71	$17.65
Renowned Teacher Classroom	$5.88	$7.35	$8.82
General Classroom	$8.82	$11.76	$14.71

Our Growth Strategy

Our growth and expansion strategy for the next 6 to 12 months includes the following measures:

Increase the number of Company-owned learning centers. As of December 31, 2010, we have 21 Company-owned locations. Due to the size of Company-owned locations, we are able to absorb higher student traffic and generate higher overall revenues compared to franchised locations. We also recognize 100% of the revenue stream from these locations. We expect to complete construction of 9 Company-owned locations that are currently under construction and open approximately 30 additional Company-owned locations by December 2011. The aggregate estimated cost to open these locations is $4,000,000.

Increase the number of franchised learning centers. As of December 31, 2010, we had over 2,346 locations within 1,400 2nd and 3rd tier cities throughout China. We estimate that there are approximately 50,000 2nd and 3rd tier cities in the PRC. Our plan is to increase the number of franchised learning centers by increasing our advertising and marketing initiatives in an effort to attract more franchisees. Through early 2011, the Company has plans to open approximately 600 new franchised learning centers. In the next six months, we plan on spending approximately $1.2 million on a broad scale brand promotional campaign. This campaign will target a number of media outlets, including advertisements on regional television and in local newspapers in select markets, as well as holding periodic regional events in these markets, all of which will be designed to attract franchisees.

On average, the total cost of opening a Company-owned learning center is approximately $100,000 as described in further detail in the following table:

Interior decoration		$22,059
Equipments and facilities		$5,882
		44,118/6
6-month Rent (paid up front)	$	month
Deposit		$7,353/month
Miscellaneous		$22,059
Total		$101,471

Increase traffic to our virtual classrooms. We plan to allocate more capital resources to the marketing and promotion of our virtual classrooms. The above mentioned brand promotion campaign will include sponsoring events at prominent high-schools designed to promote our virtual classrooms, advertising in school newspapers, and to a lesser extent, subscribing to more per click ad space on selected Internet sites, such as Sina.com and Yahoo.com.cn. We also expect to experience increased traffic to our virtual classrooms coincident with our franchise expansion efforts. Since introduction of this platform, historical results have indicated that a majority of our virtual classroom subscribers have originated from our learning centers.

We plan to establish additional learning centers in 2011 as follows:

2011

New company-owned learning centers	39
Total company-owned learning centers	60
New franchised learning centers	600
Total franchised learning centers	2,900
Total Learning Centers	2,960

In order to execute our plan of expanding our business operations we will need to (i) increase the number of our learning centers, (ii) scale and adapt our existing network infrastructure to accommodate increased systems traffic and (iii) increase our marketing efforts. Through early 2011, we expect to open approximately 600 additional franchised locations; in the next six months, we plan on spending approximately $1.2 million on a broad scale brand promotional campaign; and we will need significantly more computing power as traffic within our system increases and our learning center locations expand. We will be required to spend significant capital and resources to manage our additional franchises, execute our promotional campaign and to purchase equipment, and upgrade our technology and network infrastructure to handle increased Internet traffic. In this regard, we have budgeted approximately $1.2 million for our market campaign, approximately $1.4 million for IT expenditures, and approximately 1.8 million to add and improve our course content in 2011. If we fail to expend sufficient capital to execute our growth strategy, our operating results will be harmed.

Marketing and Promotion

Our marketing efforts target three principal areas; franchisees, students for our Company-owned learning centers, and students for our virtual classrooms.

We attract franchisees by conducting regional seminars on a periodic basis in areas that we have targeted for expansion, as well as advertising on regional television and in local newspapers in these areas. These efforts have produced in excess of 2,200 operating franchisees.

Our Company-owned learning centers are in close proximity to schools and large residential areas. We have been able to attract students to our learning centers principally through the distribution of leaflets in the nearby areas. We do not recruit students based on academic performance.

Traffic to our virtual classrooms has been driven principally by students from our learning centers. We expect to increase traffic to our virtual classrooms commensurate with the numerical increase of our learning centers.

We will continue the above stated marketing measures for the foreseeable future. In addition, however, as mentioned herein, we plan on spending approximately $1.2 million on a broad scale brand promotional campaign during the next six months. This campaign will create an overall brand awareness for our company and our products, and we expect the program to reach potential franchisees and students alike. Specifically, we intend to advertise on regional television and in local newspapers in select markets, hold periodic regional events in these specific markets, subscribe to more per click ad space on selected Internet sites, such as Sina.com and Yahoo.com.cn, and advertise in school newspapers.

Through December 31, 2011, we plan to spend approximately $4.7 million on marketing, as described in further detail in the following table:

Recruitment of students	$1,764,706
Recruitment of franchise	$735,294
Brand promotion	$441,176
Online Platform	$1,764,706
Total	$4,705,882

Competition

We do not have direct competition from our business model of offering online educational services at home and at learning centers. We face competition from online web schools with respect to our virtual classroom model, such as China Edu, although these schools are generally limited by the scope of classes offered and the number of teachers available for presentation. China Edu offers only pre-recorded courses broadcast online, targeting students aged three to eighteen in tier 1 and tier 2 cities in China. The price point of China Edu is between $176 to $426 per year. We differentiate our business from China Edu by targeting students aged six through eighteen in tier 2 and tier 3 cities at a substantially lower price point, by offering pre-recorded as well as live, real-time online courses, consumable both at home and at franchised or Company-owned learning centers.

Our business also face competition from traditional offline cram schools, however, these schools are fragmented throughout the country with concentration mainly in tier one cities. The largest of such cram schools are Xueda, Juren and China TAL Education, which are focused on serving the tier 1 cities. Because these schools are fragmented, they have no more than 200 locations, all of which locations are Company-owned. Further, they do not offer online courses, and their teaching materials are not synchronized with official textbooks. We compete with these cram schools by offering online courses at home and at learning centers, courses synchronized with textbooks, a lower price point, and because of our franchise model, are able to expand more quickly and to more markets than the cram school business model. “Accredited learning centers” are traditional degree-granting schools. As we are not an accredited learning center, we do not compete with these institutions.

We believe our current competitive advantages which will lead to potential future success are as follows:

Business Footprint and Reputation. We are the largest provider of supplementary educational teaching in the PRC and we have achieved industry acclaim for products and services.

Management Experience. We have developed a strong management team which has demonstrated the ability to operate a highly successful business model.

Scalability of Franchise Model. We believe that we have standardized an innovative, high quality teaching platform at our learning centers which allows for substantial geographical expansion.

Attributes of our Virtual Classrooms. Our virtual classrooms have numerous attributes, including

No geographical limits. We allow students from anywhere in the PRC or elsewhere to subscribe to a wide menu of courses,

many of which are presented by renowned teachers.

Real-time Interaction. Many of our classrooms allow real-time interaction between the student and teacher.

Learning on demand. We provide a wide menu of live and pre-recorded courses with a broad scheduling format, including weekends and holidays.

Employees

As of December 31, 2010, we had approximately 276 full time employees and seven officers, including our chairman and chief executive officer. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees. We also have contracts with third party software providers from time to time to develop software applications in accordance with our specifications.

Properties

Our corporate offices are located at No. 0620, Yongleyingshiwenhuanan Rd., Yongledian Town, Tongzhou District Beijing under three year lease agreement terminating in 2012. The office space consists of approximately 1,868 square meters. Annual rent for fiscal year 2010 is expected to be approximately $360,963.

Equipment and Equipment Suppliers

Presently, the Company owns over 281 servers which are located in Beijing, Sichun, Shandong, Zhejiang and Tiejing. These servers are maintained under service agreements with third parties. For each Company-owned learning center, the Company owns between 40 to 50 desktop computers.

The Company purchases its servers and computers from various large suppliers like Dell and Lenovo, among others. The Company purchase products from its suppliers on an “as needed” basis and presently does not believe the loss of any one supplier will have an adverse effect on its business.

Software Development

Our learning center and virtual classroom software has been developed internally by our engineers and developers and through collaboration with third party developers. We retain ownership to all work product developed internally and by third parties. We will maintain this development strategy for future software products. Our development team has expertise in software and database programming, web application, browser, and desktop technologies.

Government Regulation

The Chinese government regulates the education services industry and the substance of Internet content. This section summarizes the principal Chinese regulations relating to our businesses. We operate our business in China under a legal framework that consists of the State Council, which is the highest executive authority of the Chinese central government, and several ministries and agencies under its authority, including the Ministry of Education, or MOE, the State Administration of Foreign Exchange, or SAFE, the Ministry of Information Industry, or MII, the State Administration for Industry and Commerce, or SAIC, the Ministry of Civil Affairs, or MCA, and their respective authorized local counterparts.

We have been advised by our PRC counsel that, except for the license for broadcasting audio-video programs through the Internet discussed below, for which we have already applied, no consent, approval or license other than those already obtained by our Chinese subsidiaries and affiliates is required under any of the existing laws and regulations of China for our business and operations.

Regulations on Broadcasting Audio-Video Programs through the Internet or Other Information Network

The State Administration of Radio, Film and Television, or SARFT, and MII promulgated the Rules for Administration of Internet Video-Audio Programs Service, or the Video-Audio Programs Rules, which became effective on January 31, 2008. The Video-Audio Programs Rules apply to the activities of broadcasting, integration, transmission, downloading of audio-video programs with computers, televisions or mobile phones as the main terminals and through various types of information networks. Pursuant to the Video-Audio Programs Rules, a permit for broadcasting audio-video programs through an information network is required to engage in these Internet broadcasting activities. On April 13, 2005, the State Council announced a policy on private investments in businesses in China that relate to cultural matters, which prohibits private investments in businesses relating to the dissemination of audio-video programs through information networks. On December 24, 2010, we obtained the License for Broadcasting Audio-Video Program through the Internet issued by the State Administration of Radio Film and Television (license No. 0110588).

“Educational websites” refers to websites of organizations providing education or education-related information services to website visitors by means of a database or online education platform connected via the Internet or an educational television station. “Online education schools” refers to education websites that issue educational certificates in connection with their providing academic education services or training services.

On June 29, 2004, the State Council issued the Decision on Setting Down Administrative Licenses for the Administrative Examination and Approval Items Really Necessary to be Retained, which provides that an administrative license is required for “online education schools” that provide degrees to students, but not for “educational websites” that do not provide degrees to students, such as Tsingda Education.

Regulations on Operating Private Schools

The principal regulations governing private education in China consist of the Education Law of China, The Law for Promoting Private Education (2003), The Implementation Rules for the Law for Promoting Private Education (2004) and the Regulations on Chinese-Foreign Cooperation in Operating Schools. These regulations are summarized below.

Education Law of China

The Education Law of China, or the Education Law, was enacted on March 18, 1995. The Education Law sets forth provisions relating to the fundamental education systems of China, including a system of pre-school education, primary education, secondary education and higher education, a system of nine-year compulsory education and a system of education certificates. The Education Law requires the government to formulate plans for the development of education and the establishment and operation of schools and other education institutions. In principle, enterprises, social organizations and individuals are encouraged to operate schools and other types of educational organizations in accordance with Chinese laws and regulations. Nevertheless, no school or any other accredited educational institution may be established for profit-making purposes. However, private schools may be operated for “reasonable returns,” as described in more detail below.

The Law for Promoting Private Education (2003) and The Implementation Rules for the Law for Promoting Private Education (2004)

The Law for Promoting Private Education (2003) became effective on September 1, 2003, and its implementing regulations, The Implementation Rules for the Law for Promoting Private Education (2004), became effective on April 1, 2004. Under these regulations, “private schools” are defined as schools established by individuals or private social organizations using private funds. Private schools providing degree education, pre-school education, education for self-study aid and other academic education are subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training are subject to approvals from the authorities in charge of labor and social welfare. An approved private school will be granted an operating permit, and it must be registered with the MCA or its local counterpart as a privately run non-enterprise legal person.

The operation of private schools is highly regulated. For example, the types and amounts of fees charged by private schools offering certifications must be approved by the relevant governmental authority and be publicly disclosed, and the types and amounts of fees charged by private schools that do not offer certifications need only be filed with the relevant governmental authority and be publicly disclosed.

Private education is treated as a public welfare undertaking under the regulations. Nonetheless, investors in a private school may elect to require “reasonable returns” from the schools. Under the regulations, an election to establish a private school as one requiring reasonable returns must be made in the articles of association of the school. For schools that have made this election, the amount of reasonable return that can be distributed to investors each year is determined based on a percentage of the school’s “operating surplus,” which is equal to the school’s annual net income less the aggregate amount of donations received, government subsidies, if any, the amount required to be reserved for the school’s development fund and other expenses as required by the regulations. This percentage is determined by the school’s board of directors, taking into consideration the following factors: (i) the school’s tuition and other fees, (ii) the ratio of the school’s expenses used for educational activities and improving the educational conditions to the total fees collected; and (iii) the school’s admission standards and educational quality. Information relating to these factors must be publicly disclosed before the school’s board determines the percentage of the school’s annual net balance that can be distributed as reasonable returns. This disclosed information and the decision to distribute reasonable returns must also be filed with the approval authorities within 15 days from the decision made by the board. However, none of the current Chinese laws and regulations provides a formula or other guidelines for determining “reasonable returns.” In addition, none of the current Chinese laws and regulations sets forth different requirements or restrictions on a private school’s ability to operate its education business based on such school’s status as a school that requires reasonable returns or a school that has not made this election. At the end of each fiscal year, private schools are required to allocate a certain amount to their development fund for the construction and maintenance of the school and the procurement and upgrade of educational equipment. For private schools that require reasonable returns, this amount must be no less than 25% of the annual net income or the annual increase in the net assets of the school, while for other private schools, this amount must be no less than 25% of the annual increase in the net assets of the school, if any. Private schools that have not elected to require reasonable returns are entitled to the same preferential tax treatment as public schools. The regulations require that preferential tax treatment policies applicable to private schools requiring reasonable returns to be formulated by the finance authority, taxation authority and other authorities under the State Council, but to date no such regulations have been promulgated by the relevant authorities. We have received a legal opinion from our PRC counsel stating that we are not a private school.

Regulations on Chinese-Foreign Cooperation in Operating Schools

Chinese-foreign cooperation in the operation of schools and training programs is governed by the Regulations on Operating Chinese-Foreign Schools, issued by the State Council in 2003 in accordance with the Education Law, the Occupational Education Law and the Law for Promoting Private Education.

The Regulations on Operating Chinese-foreign Schools and its implementing regulations, the Implementing Rules for the Regulations on Operating Chinese-foreign Schools, or the Implementing Rules, which were issued by the MOE in 2004, encourage substantive cooperation between overseas educational organizations, which are required to have relevant qualifications and experience in providing high-quality education, and Chinese educational organizations to jointly operate various types of schools in China.

Permits for Chinese-foreign cooperation in operating schools must be obtained from the relevant education authorities or the authorities that regulate labor and social welfare in China. Since all of our learning centers are operated by our Chinese affiliated entity and not by us, we believe, based on an opinion received from our PRC counsel, that we are not required to apply for these permits.

Additionally, the Regulations on Operating Chinese-Foreign Schools and its Implementing Rules require that the foreign party to Chinese-foreign cooperative educational institutions or programs be a “foreign educational institution,” and under those regulations, a for-profit company, such as us, cannot qualify as a foreign educational institution. As a result, we cannot direct our affiliates in China, and instead we are a service provider to these affiliates.

In August 2004, the MOE promulgated the Announcement Regarding Re-Approval of Chinese-foreign Cooperative Educational Institutions and Programs, which requires Chinese-foreign cooperative educational institutions and programs that were established before July 1, 2004 (the effective date for the Implementing Rules) to obtain re-approval from the MOE.

In April 2007, the MOE issued the Circular on Further Regulating Chinese-foreign Cooperative Education Programs. The circular directs the local education authorities generally to suspend the approval of any new Chinese-foreign cooperative polytechnic education programs until the end of 2008. To ensure the quality of the Chinese-foreign education programs, the circular emphasizes the regulatory supervision of these programs and advises local education authorities to closely supervise and monitor the existing programs, especially in recruiting materials, advertisement, and issuance of degrees and diplomas, and directs them to report and remedy any non-compliance by existing programs of the applicable regulations.

Regulations on Internet Information Services

The State Council issued the Telecom Regulations and the Internet Information Services Administrative Measures, or the Internet Information Measures, on September 25, 2000.

The Internet Information Measures require that commercial Internet content providers, or ICPs, must either obtain a license for Internet information services, or an ICP license, from, or make an ICP filing with, the appropriate telecommunications authorities to carry on any commercial Internet information services in China. Generally, an ICP license is required to provide Internet information services for profit-making purposes, whereas only an ICP filing is required to provide Internet information services on a non-profit basis. We have received all necessary approvals in this regard.

In July 2006, the MII issued the Notice on Strengthening Management of Foreign Investment in Operating Value-Added Telecom Services. The notice prohibits Chinese ICPs engaged in providing value-added telecom services from leasing, transferring or selling their ICP licenses or providing facilities or other resources to illegal foreign investors. The notice requires Chinese ICPs to directly own the trademarks and domain names for the websites they operate, as well as servers and other infrastructure used to support these websites. The notice also requires Chinese ICPs to evaluate their compliance with the notice by November 1, 2006 and correct any non-compliance. A Chinese ICP’s failure to complete the procedures by November 1, 2006 could be the basis for revocation of its ICP license.

Regulations Relating to Information Security

On December 28, 2000, the National People’s Congress enacted the Decisions Regarding Maintaining Internet Security, which prohibits any use of the Internet that results in a breach of public security, dissemination of socially destabilizing content or divulgence of state secrets. The conduct prohibited is broadly defined under the decisions.

According to other relevant regulations, ICPs must complete mandatory security filing procedures with local public security authorities and must also report any public dissemination of prohibited content.

Regulations on Protection of the Right of Dissemination through Information Networks

On May 18, 2006, the State Council issued the Regulations on Protection of the Right of Dissemination through Information Networks, and they became effective on July 1, 2006. These regulations require that every organization or individual who disseminates a third party’s work, performance, audio or visual recording products to the public through an information network must obtain permission from, and pay compensation to, the copyright owner of these products, unless otherwise provided under relevant laws and regulations. The copyright owner may take technical measures to protect his or her right of dissemination through information networks and any organization or individual may not intentionally evade, destroy or otherwise assist others in evading these protective measures unless permissible under law. These regulations also provide that permission from and compensation for the copyright owner are not required in the event of limited dissemination to teaching or research staff for the purpose of school teaching or scientific research.

Regulations on Copyright and Trademark Protection

China has adopted legislation governing intellectual property rights, including copyrights and trademarks. China is a signatory to the main international conventions on intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights, or TRIPS, upon its accession to the World Trade Organization in December 2001.

Copyright. The National People’s Congress amended its Copyright Law in 2001 to widen the scope of works and rights that are eligible for copyright protection. The amended Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center.

Trademark. The Chinese Trademark Law, adopted in 1982 and revised in 2001, protects the proprietary rights to registered trademarks. The Trademark Office, which is under the SAIC, handles trademark registrations and grants a ten-year term to registered trademarks, subject to renewal for another ten years. Trademark license agreements must be filed with the Trademark Office for recording. We have registered nine trademarks with the Trademark Office and are in the process of registering additional marks. In addition, if a registered trademark is recognized as a well-known trademark, the proprietary right of the trademark holder may be extended beyond the registered sphere of products and services of the trademark.

On November 5, 2004, the MII amended the Measures for Administration of Domain Names for the Chinese Internet, or the Domain Name Measures. The Domain Name Measures regulate the registration of domain names, such as the first tier domain name “.cn.” In February 2006, China Internet Network Information Center, or CINIC, issued the Implementing Rules for Domain Name Registration and the Measures on Domain Name Disputes Resolution, pursuant to which CINIC can authorize a domain name dispute resolution institution to decide disputes.

Regulation of the Software Industry

Policies to Encourage the Development of Software

On June 24, 2000, the State Council issued Certain Policies to Encourage the Development of Software and Integrated Circuit Industries, or the Policies, to encourage the development of software and integrated circuit industries in China and to enhance the ability of PRC information technology companies to compete in the international market. The Policies facilitate the development of software and integrated circuit industries in China through various methods, including:

• encouraging venture capital investments in the software industry and providing capital to software enterprises or assisting such software enterprises to raise capital overseas;

• providing tax incentives, including an immediate tax rebate for taxpayers who sell self-developed software products before 2010 in the amount of the statutory value-added tax that exceeds 3%, and a number of exemptions and reduced corporate income tax rates;

• providing government support, such as government funding in the development of software technology;
• providing preferential treatments, such as credit facilities with low interest rates to enterprises that export software products;
• adopting various strategies to ensure that the software industry has sufficient expertise; and
• implementing measures to enhance intellectual property protection in China.

To qualify for preferential treatments, an enterprise must be recognized as a software enterprise by governmental authorities. A software enterprise is subject to annual inspection, failure to pass such inspection in a given year would cause the enterprise to lose the relevant benefits

Software Products Administration

On October 27, 2000, the MIIT issued the Measures Concerning Software Products Administration to regulate and administer software products and facilitate the development of the software industry in China. Pursuant to the Measures Concerning Software Products Administration, all software products operated or sold in China must be duly registered with and recorded by the relevant authorities, and no entity or individual is allowed to sell unregistered and unrecorded software products. In order to produce software products in China, a software producer is required to have:

• the status of an enterprise legal person, which scope of operations must include computer software business (including technology development of software or production of software products);
• a fixed production site;
• necessary conditions and technologies for producing software products; and
• quality control measures and capabilities for the production of software products.

Software developers or producers are allowed to sell their registered and recorded software products independently or through agents, or by way of licensing. Software products developed in China must be registered with local provincial governmental authorities in charge of the information industry and subsequently filed with the taxation authority at the same level and the MIIT. Imported software products, i.e., software developed overseas and sold or distributed into China, must be registered with the MIIT. Upon registration, the software products will be granted registration certificates. Each registration certificate is valid for five years from the issuance date and may be renewed upon expiry. The MIIT and other relevant authorities may carry out supervision and inspection over the development, production, operation and import/export of software products in and out of China.

On March 5, 2009, the MIIT promulgated the new Measures Concerning Software Products Administration, or the New Measures, which became effective on April 10, 2009. Under the New Measures, software products operated or sold in China are not required to be registered or recorded by relevant authorities, and software products developed in China (including those developed in China on the basis of imported software) can enjoy certain favorable policies when they have been registered and recorded. The New Measures also eliminated the previous requirements set forth above.

Software Copyright

The State Council promulgated the Regulations on the Protection of Computer Software, or the Software Protection Regulations, on December 20, 2001, which became effective on January 1, 2002. The Software Protection Regulations were promulgated, among other things, to protect the copyright of computer software in China. According to the Software Protection Regulations, computer software that is independently developed and attached to physical goods will be protected. However, such protection does not apply to any ideas, mathematical concepts, processing and operation methods used in the development of software solutions. Under the Software Protection Regulations, PRC citizens, legal persons and organizations will enjoy copyright protection for computer software that they have developed, regardless of whether the software has been published. Foreigners or any person without a nationality will enjoy copyright protection over computer software that they have developed, as long as such computer software was first distributed in China. Software of foreigners or any person without a nationality will enjoy copyright protection in China under these regulations in accordance with a bilateral agreement, if any, executed by and between China and the country to which the developer is a citizen of or in which the developer resides, or in accordance with an international treaty to which China is a party. Under the Software Protection Regulations, owners of software copyright will enjoy the rights of publication, authorship, modification, duplication, issuance, lease, transmission on the information network, translation, licensing and transfer. Software copyright protection takes effect on the day of completion of the software’s development. The protection period for software developed by legal persons and other organizations is fifty years and ends on December 31 of the fiftieth year from the date the software solution was first published.

However, the Software Protection Regulations will not protect the software if it is not published within fifty years from the date of the completion of its development. Civil remedies available under the Software Protection Regulations against copyright infringements include cessation of the infringement, elimination of the effects, apology and monetary compensation. The copyright administrative authorities may order the infringer to stop all infringing acts, confiscate illegal gains, confiscate and destroy infringing copies, and may impose a fine on the offender under certain circumstances.

Software Copyright Registration

On February 20, 2002, the State Copyright Administration of the PRC promulgated and enforced the Measures Concerning Registration of Computer Software Copyright Procedures, or the Registration Procedures, to implement the Software Protection Regulations and to facilitate the development of China’s software industry. The Registration Procedures apply to the registration of software copyrights and software copyright exclusive licensing contracts and assignment contracts. The registrant of a software copyright will either be the copyright owner or another person (a natural person, legal person or an organization) in whom the software copyright becomes vested through succession, assignment or inheritance. Upon registration, the registrant should be granted a registration certificate by the China Copyright Protection Center.

Limitations on Foreign Ownership of Our Businesses

The Foreign Investment Industry Guidance Catalogue (amended in 2007), the Regulations on Chinese-Foreign Cooperation in Operating School, the Implementation Measures for the Regulations on Sino-Foreign Cooperation in Operating Schools and other applicable laws and regulations limit foreign ownership in entities, or foreign participation in entities, engaging in specified education activities by:

•	requiring that the foreign party in any Chinese-foreign cooperation in operating schools be a qualified foreign educational institution;

•	requiring regulatory approval for any Chinese-foreign cooperation in operating schools;

•	prohibiting foreign investment in schools providing compulsory education (that is, the first grade through the ninth grade, or primary school and junior high school education); and

•	restricting foreign investment in educational websites.

Moreover, from a practical perspective, the MOE will not approve any foreign investment or participation in online degree education.

Our corporate structure is designed to comply with current regulatory limitations on foreign ownership and participation while engaging in our core business activities.

Operating License

Our business is subject to regulation by governmental agencies in the PRC. Business and company registrations are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses and certificates.

Tsingda Education has received a license from the Beijing Administration for Industry and Commerce. This business license enables us to conduct our business of providing non-certified educational services. The registration No. is 10112006225438, and it is valid from October 24, 2003 through October 23, 2013. Tsingda Management has received a license from the Beijing Administration for Industry and Commerce which enables us to engage in business consulting, education information services and organizing cultural exchanges activities (excluding shows). This license is valid from November 26, 2007 to November 25, 2027. Once the terms expire, all the business licenses are renewable.

SAFE regulations on overseas investment of Chinese residents and employee stock options

The SAFE issued The Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies in October 2005, which became effective in November 2005, and an implementing rule in May 2007, collectively SAFE Rules. According to SAFE Rules, Chinese residents, including both legal persons and natural persons and Chinese citizens and foreign citizens who reside in China, are required to register with SAFE or its local branch before establishing or controlling any company outside China, referred to in SAFE rules as an “offshore special purpose company,” for the purpose of financing that offshore company with their ownership interests in the assets of or their interests in any Chinese enterprise. In addition, a Chinese resident that is a shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with the injection of equity interests or assets of a Chinese enterprise in the offshore company or overseas fund raising by the offshore company, or any other material change in the capital of the offshore company, including any increase or decrease of capital, transfer or swap of share, merger, division, long-term equity or debt investment or creation of any security interest. The SAFE Rules apply retroactively. As a result, Chinese residents who have established or acquired control of offshore companies that have made onshore investments in China in the past were required to complete the relevant registration procedures with the competent local SAFE branch. If any resident of China failed to file its SAFE registration for an existing offshore entity, any dividends remitted by the onshore entity to its overseas parent since April 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result of any illegal action of this type, both the onshore entity and its actual controlling person(s) can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore entity. Chinese resident shareholders of the offshore entity may also be subject to penalties under Chinese foreign exchange administration regulations.

We have asked our shareholders and beneficial owners who are Chinese residents to make the necessary applications and filings as required under Circular 75 and other related rules, as well as pursuant to the Escrow Agreement we entered into in connection with our September 2010 private placement. However, due to uncertainty concerning the reconciliation of Circular 75 with other approval or registration requirements, it remains unclear how Circular 75, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We will attempt to comply, and attempt to ensure that our shareholders and beneficial owners who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders and beneficial owners who are Chinese residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. In addition, certain of the holders of options to purchase our Ordinary Shares are Chinese residents. We have been advised that it is unclear under SAFE Rules whether these option holders would be deemed to be beneficial owners of our company for the purposes of these rules as a result of holding these options. The failure or inability of our Chinese resident shareholders or beneficial owners to register with SAFE in a timely manner pursuant to SAFE Rules, or the failure or inability of any future Chinese resident shareholders or beneficial owners to make any required SAFE registration or comply with other requirements under SAFE Rules may subject these shareholders or beneficial owners to fines or other sanctions and may also limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to pay dividends to us, repay shareholder loans or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us.

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Option Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule. The purpose of the Stock Option Rule is to regulate foreign exchange administration of Chinese citizens who participate in employee stock holding plans and stock option plans of offshore listed companies. According to the Stock Option Rule, if a Chinese citizen participates in any employee stock holding plan or stock option plan of an offshore listed company, a Chinese domestic agent or the Chinese subsidiary of the offshore listed company is required to file, on behalf of the individual, an application with SAFE to obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock holding or stock option exercises. This restriction exists because a Chinese citizen may not directly use offshore funds to purchase stock or exercise stock options. Concurrent with the filing of the required application with SAFE, the Chinese domestic agent or the Chinese subsidiary must obtain approval from SAFE to open a special foreign exchange account at a Chinese domestic bank to hold the funds required in connection with the stock purchase or option exercise, any returned principal profits upon sales of stock, any dividends issued on the stock and any other income or expenditures approved by SAFE. The Chinese domestic agent or the Chinese subsidiary also is required to obtain approval from SAFE to open an offshore special foreign exchange account at an offshore trust bank to hold offshore funds used in connection with any employee stock holding plans.

All proceeds obtained by a Chinese citizen from dividends acquired from the offshore listed company through employee stock holding plans or stock option plans, or sales of the offshore listed company’s stock acquired through other methods, must be remitted back to China after relevant offshore expenses are deducted. The foreign exchange proceeds from these sales can be converted into Renminbi or transferred to the individuals’ foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at a Chinese bank. If stock options are exercised in a cashless exercise, the Chinese individuals exercising them are required to remit the proceeds to the special foreign exchange account.. If we or our Chinese employees fail to comply with the Stock Option Rule, we and/or our Chinese employees may face sanctions imposed by foreign exchange authority or any other Chinese government authorities.

Foreign Exchange Control and Administration

Foreign exchange in China is primarily regulated by:

•	The Foreign Currency Administration Rules (1996), as amended; and
•	The Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, and trade and service-related foreign exchange transactions. Conversion of Renminbi into foreign currency for capital account items, such as direct investment, loans, investment in securities and repatriation of funds, however, is still subject to the approval of SAFE. Under such rules, foreign-invested enterprises may only buy, sell and remit foreign currencies at banks authorized to conduct foreign exchange transactions after providing valid commercial documents and, in the case of capital account item transactions, only after obtaining approval from SAFE.

Under the Foreign Currency Administration Rules, foreign invested enterprises are required to complete the foreign exchange registration and obtain the registration certificate. Tsingda Management has not complied with these requirements. Tsingda Education and Tsingda Network are domestic enterprises and do not have to comply with these requirements.

The value of the Renminbi against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Historically, the conversion of Renminbi into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the US dollar. Under the new policy, the Renminbi will be permitted to fluctuate within a band against a basket of certain foreign currencies. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the US dollar.

Regulation on Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, has certain provisions that purport to require offshore special purpose vehicles, or SPVs, formed for the purpose of listing and controlled by PRC individuals or companies, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval. In addition, under this new regulation, mergers and acquisitions of equity or assets involving PRC enterprises by foreign investors are subject to approval by the Ministry of Commerce or local branches or other competent government authorities. If we continue our expansion through acquiring PRC domestic companies by our offshore affiliates, we will be subject to such approval requirement.

Failure to comply with this new regulation may lead to sanctions by the Ministry of Commerce or other PRC regulatory authorities that are provided for in other relevant regulations governing foreign investment, foreign exchange, taxation, business registration, securities, and administration of state-owned assets.

Dividend Distributions

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and 2008, respectively, and various regulations issued by SAFE, and other relevant PRC government authorities, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China.

Tsingda Education and Tsingda Network are regulated by the laws governing foreign-invested enterprises in the PRC. Accordingly, they are required to allocate 10% of their after-tax profits based on PRC accounting standards each year to their general reserves until the accumulated amount of such reserves has exceeded 50% of their registered capital, after which no further allocation is required to be made. As of December 31, 2009, the registered capitals of Tsingda Education and Tsingda Network are $4,421,156 and $588,235, respectively, and both companies have made the required allocations to the general reserves. These reserve funds, however, may not be distributed to equity owners except in accordance with PRC laws and regulations. We cannot assure you that the PRC government authorities will not request our subsidiaries to use their after-tax profits for their own development and restrict our subsidiaries’ ability to distribute their after-tax profits to us as dividends.

Pursuant to the new EIT law and its implementing regulations, dividends payable by a foreign-invested enterprise to its foreign investors will be subject to a 10% withholding tax if the foreign investors are considered as non-resident enterprises without any establishment or place within China or if the dividends payable have no connection with the establishment or place of the foreign investors within China, to the extent that the dividends are deemed China sourced income, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. The Marshall Islands, where our immediate holding company is incorporated, does not have such a tax treaty with China. In addition, pursuant to a notice jointly promulgated by the Ministry of Finance and the State Administration of Taxation of the PRC on February 22, 2008, distribution of accumulated profits of foreign-invested enterprises arising before January 1, 2008 will be exempt from withholding tax even if the distribution is made after January 1, 2008 but the distribution of profits arising after January 1, 2008 will be subject to withholding tax.

Regulation of Employment

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of the People’s Republic of China, or ECL, which became effective on January 1, 2008. On September 18, 2008, the State Council issued the People’s Republic of China Employment Contract Law Implementation Rules, or ECL Implementation Rules, which became effective on September 18, 2008, the date of issuance. The ECL and ECL Implementation Rules require employers to enter into written contracts with their employees, restrict the use of temporary workers and aim to give employees long-term job security.

Pursuant to the ECL, employment contracts lawfully entered into prior to the implementation of the ECL and continuing as of the date of its implementation will continue to be valid. Where an employment relationship was established prior to the implementation of the ECL but no written employment contract was entered into, a contract must be entered into within one month after the ECL’s implementation.

Regulations on Franchise Businesses

On February 6, 2007, the State Council promulgated the Regulation on the Administration of Commercial Franchisees, which became effective on May 1, 2007. This regulation requires that any enterprise engaging in trans-provincial franchise business shall register with the Ministry of Commerce, or MOC, and any enterprise engaging in franchise business within one province shall register with the provincial counterparts of MOC. On April 30, 2007, the MOC promulgated the Administrative Measures for the Filing of Commercial Franchises, which set forth in detail the procedures and documents required for the filing, including among other things the franchise agreement, market plan trademarks, and patents relating to the franchise.

According to the Regulation on the Administration of Commercial Franchises, a franchisor conducting franchise activities shall possess a mature business model and the ability to provide long-term business guidance, technical support, business training and other services to the franchisee. It shall have at least two direct sales stores and have done the business for more than a year. If a franchisor conducts its operations within the scope of a province, autonomous region, or municipality, it must file legal documents with the competent commercial authorities of the province, autonomous region or municipality. If a franchisor conducts its operations within the scope of two or more provinces, autonomous regions, or municipalities, it must file legal documents with the competent commercial authority of the PRC state council. A franchisor must submit the following documents and materials:

•	copies of its business license or enterprise registration certificate;

•	a sample franchise contract;

•	a brochure for franchise operations;

•	a market plan;

•	written commitments and relevant materials proving that the relevant filing provisions have been followed; and

•	other documents and materials required by the relevant commercial authorities.

SPECIAL NOTE ON FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

The foregoing does not represent an exhaustive list of risks. Please see “Risk Factors” below for additional risks which could adversely impact our business and financial performance. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report.

RISK FACTORS

Risks Relating to Our Business

We have a limited operating history and we may not be able to sustain the growth in our business.

Our limited operating history and the early stage of development of the online education industry in which we operate makes it difficult to evaluate our business and future prospects. Although our annual growth rate of sales revenue from 2008 to 2009 and 2009 to 2010 was approximately 101% and 87% respectively, and our annual growth rate of pre-tax income was approximately 77.9% and 70.4% during these same periods, there is no assurance that we will be able to sustain such growth in the future. We may have negative growth, which in turn may impair our business operations and profitability. Furthermore, our largest shareholder, Tsing Da Century Education Technology Co., Ltd., a Belize corporation controlled by Zhang Hui, our chairman and CEO, has entered into a securities escrow agreement with respect to the 6,000,000 Ordinary Shares (the “Escrowed Shares”) owned by it. If the Company’s net income for the fiscal year 2011 is less than $13,500,000, the escrow agent shall transfer to the investors in our 2010 private placement, on a pro-rata basis, an amount of Escrow Shares equal to the percentage of variation from the 2011 performance threshold times the total number of Escrow Shares. Any Escrow Shares not distributed to such investors following the release of fiscal year 2011 information will be returned to Tsing Da Century Education Technology Co., Ltd. Therefore, if we cannot meet these performance targets, there may be a significant change in the ownership of our outstanding shares.

The market for the services that we provide is still emerging and evolving rapidly.

The market for educational services is still evolving in the PRC. Our success will depend to a large extent on the perceived benefit that our services provide to our customers, who are mainly students. Therefore we will need to increase awareness of our products, protect our reputation and develop customer loyalty among our customers, anticipate and adapt to changing conditions in the markets in which we operate.

Increased funding of educational programs by the local or national government may negatively impact our business.

It is possible that increased funding of educational programs would result in either greater competition or reduced demand for our products and services. For example, increased funding of educational programs may lead to nationwide student access to online educational courses and services, as well as publicly available state-sponsored learning centers. Increased online access could dramatically increase the demand for online supplemental education, which could be expected to lead to an increase in the number of private competitors we face. The government may also determine to compete with us directly by offering supplemental education services, and would be able to undercut our prices and adversely affect the demand for our products and services.

Additional funding of education may also reduce the overall demand for supplemental education in the event such funds are used to better educate students in the primary and secondary schools. To the extent the quality of education in schools increases, the need for supplemental education may decrease. In any of such events, we would expect our results of operations and future growth prospects to be harmed.

We may have difficulty expanding our business operations.

In order to expand our business operations we will need to (i) increase the number of our learning centers, (ii) scale and adapt our existing network infrastructure to accommodate increased systems traffic and (iii) increase our marketing efforts. Through 2011, we expect to open approximately 600 additional franchised locations. We plan on a broad scale brand promotion campaign, and we will need significantly more computing power as traffic within our system increases and our learning center locations expand. We will be required to spend significant capital and resources to manage our additional franchises, execute our promotional campaign and to purchase equipment, and upgrade our technology and network infrastructure to handle increased Internet traffic. In this regard, we have budgeted approximately $1.2 million for our marketing campaign, approximately $1.4 million for IT expenditures, and approximately $1.8 million to add and improve our course content. We expect to generate this revenue through our existing cash flow. If we fail to expend sufficient capital to execute our growth strategy, our operating results will be harmed.

Problems with content delivery services, bandwidth providers, data centers or other third parties could harm our business, financial condition or results of operations.

Our business relies significantly on third-party vendors, such as data centers, content delivery services and bandwidth providers, while no single vendor is material to our operations. If any third-party vendor fails to provide their services or if their services are no longer available to us for any reason and we are not immediately able to find replacement providers, our business, financial conditions or results of operations could be materially adversely affected.

Additionally, any disruption in network access or related services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business operations. If our service is disrupted, we may lose revenues due to our inability to provide services to our franchised learning centers and we may be obligated to compensate these franchisees for their loss. Our reputation also may suffer in the event of a disruption. Any financial or other difficulties our providers face may negatively impact our business and we are unable to predict the nature and extent of any such impact. We exercise very little control over these third-party vendors, which increases our vulnerability to problems with the servicesthey provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationships with our franchisees and materially adversely affect our brand reputation and our business, financial condition or results of operations and expose us to liabilities to third parties.

Our data centers are vulnerable to natural disasters, terrorism and system failures that could significantly harm our business operations and lead to client dissatisfaction.

In delivering our solutions, we are dependent on the operation of our data centers and bandwidth providers, which are vulnerable to damage or interruption from earthquakes, terrorist attacks, war, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. We do not have insurance to cover any losses. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a terrorist attack, a provider’s decision to close a facility we are using without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand reputation could be damaged if customers believe our system is unreliable, which could have a material adverse affect on our business, financial condition and results of operations.

Our business may be adversely affected by malicious third-party software applications that interfere with the function of our technology.

Our business may be adversely affected by malicious software applications that make changes to operating computers and interfere with our technology. These applications may attempt to change users’ experience in using our virtual classrooms or teaching modules at our learning centers, including changing configurations of our user interface, or otherwise interfering with our ability to connect with users. The interference may occur without disclosure to or consent from users, resulting in a negative experience that users may associate with our solutions. These software applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. If our efforts to combat these malicious software applications are unsuccessful, our reputation may be harmed, and users may be reluctant to use our services. This could result in a decline in usage of our educational services and corresponding revenues, which would have a material adverse effect on our business, financial condition and results of operations.

If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially adversely affected.

We have experienced, and continue to experience, rapid growth in our operations and headcount, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our solutions and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve, among other things:

•	our information and communication systems to ensure that our operations are well coordinated and that we can effectively communicate with our growing base of franchisees and users;
•	our systems of internal controls to ensure timely and accurate reporting of all of our operations; and
•	our information technology infrastructure to maintain the effectiveness of our systems.

In order to enhance and improve these systems we will be required to make significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make additional expenditures to address these issues, which could materially adversely affect our business, financial condition and results of operations.

Furthermore, our largest shareholder, Tsing Da Century Education Technology Co., Ltd., a Belize corporation controlled by Zhang Hui, our chairman and CEO, has entered into a securities escrow agreement with respect to the Escrowed Shares. If the Company’s net income for the fiscal year 2011 is less than $13,500,000, the escrow agent shall transfer to the investors in our 2010 private placement, on a pro-rata basis, an amount of Escrow Shares equal to the percentage of variation from the 2011 performance threshold times the total number of Escrow Shares. Any Escrow Shares not distributed to such investors following the release of fiscal year 2011 information will be returned to Tsing Da Century Education Technology Co., Ltd. Therefore, if we cannot meet these performance targets, there may be a significant change in the ownership of our outstanding shares.

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of the applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We currently estimate our annual costs for such compliance to be approximately $280,000, however we cannot predict the amount of future compliance costs or other additional costs we may incur or the timing of such costs.

We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are dependent upon key personnel and the loss of key personnel, or the inability to hire or retain qualified personnel, could have an adverse effect on our business and operations.

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of our officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the PRC is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

As of December 31, 2010, we had a total of approximately 276 employees in our offices in the PRC. However, there can be no assurance that we will be able to maintain a prolonged good relationship with our existing or ex-employees and that no labor disruptions will occur in the future. Should any industrial action or labor unrest occur, our business operations could be adversely affected.

Potential claims alleging infringement of third party’s intellectual property by us could harm our ability to compete and result in significant expense to us and loss of significant rights.

Our operations are technology driven, and we have sought patent and copyright protection for our key software packages. However, we may confront, from time to time, third parties that may assert patent, copyright, and other intellectual property rights to these and other software packages which are important to our business. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from the business. As a result of such intellectual property infringement claims, we could be required or otherwise decide it is appropriate to pay third-party infringement claims; discontinue using the technology or processes subject to infringement claims which would include the software relating to our learning centers and virtual classrooms; develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of the assets and increase expenses. In addition, if we are required to discontinue the use of existing software, our revenue could be negatively impacted.

Risks Related to our Corporate Structure

Our principal shareholder is able to control substantially all matters requiring a vote of our shareholders and its interests may differ from the interests of our other shareholders.

Tsing Da Century Education Technology Co., Ltd., a Belize corporation (not to be confused with Tsingda Technology, a BVI corporation, which is our direct-wholly-owned subsidiary), is our majority shareholder and beneficially owns approximately 33.8% of our issued and outstanding Ordinary Shares. Mr. Zhang Hui, our Chairman and President, is an officer and majority owner of this company. Therefore, Mr. Zhang is able to exert substantial control on all matters requiring approval by our shareholders, including the election of our directors and officers. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

The contractual agreements with Tsingda Education are not as effective as direct ownership. Because we rely on Tsingda Education for our revenue, any termination of, or disruption to, these contractual arrangements could detrimentally affect our business.

Presently all of our business operations are carried out by Tsingda Education, and its wholly owned subsidiary, Tsingda Network. We do not own any equity interests in Tsingda Education, but control and receive the economic benefits of its business operations through various contractual arrangements. Through these contractual arrangements, we have the ability to substantially control the daily operations and financial affairs of Tsingda Education, as we are able to appoint its senior executives and approve all matters requiring shareholder approval. Accordingly, we consolidate Tsingda Education results, assets and liabilities in our financial statements.

However, these contractual agreements may be terminated under certain circumstances. Generally the PRC has substantially less experience related to the enforcement of contractual rights through its judiciary or the arbitration process as compared to the United States or the Cayman Islands. This inexperience presents the risk that the judiciary or arbitrators in the PRC may be reluctant to enforce contractual rights, interpret these rights and remedies differently than what was intended by the parties to the agreements, or find that such contractual agreements do not comply with restrictions in current PRC laws. A PRC court may also set aside an arbitration award by reason of any defect the court considers to be present in the arbitration proceeding, remedies at law may not be adequate and a PRC court may not order specific performance. In addition, any legal proceeding may result in substantial costs, disruptions to our business, damage to our reputation and diversion of our resources.

If Tsingda Education or its stockholders fail to perform their obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. Therefore our contractual arrangements may not be as effective in providing control over Tsingda Education as direct ownership. Because we rely on Tsingda Education for our revenue, any termination of or disruption to these contractual arrangements could detrimentally affect our business.

If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be adversely affected.

The Chinese government restricts foreign investment in education and Internet-related businesses, including distribution of content over the Internet. We cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC licensing, registration, restrictions on foreign investment or other regulatory requirements, including without limitation the requirements described in the “Government Regulations” section. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

In addition, our agreements are governed by the PRC laws and regulations. PRC laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty.

We may not be able to consolidate the financial results of some of our affiliated companies or such consolidation could materially adversely affect our operating results and financial condition.

All of our business is conducted through Tsingda Education which currently is considered for accounting purposes a variable interest entity (“VIE”), and we are considered the primary beneficiary, enabling us to consolidate our financial results in our consolidated financial statements. We have also received a legal opinion from our PRC legal counsel that the VIE Agreements are valid and enforceable under PRC Laws. In the event that in the future a company we hold as a VIE would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices and methods used in preparing financial statements for PRC purposes from the principles, practices and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified and reconciled in financial statements for United States and SEC purposes.

We rely on certain contractual agreements between Tsingda Management and Tsingda Education, and if any of these agreements are terminated or unenforceable, our business and operations will be materially and adversely affected. In the event of termination or unenforceability of any of these agreements, our financial condition, results of operations and future growth prospects may be materially harmed.

We rely on the VIE Agreements between our wholly-owned subsidiary, Tsingda Management, and our variable interest entity, Tsingda Education to control Tsingda Education.

Under the terms of the exclusive consulting services agreement Tsingda Management has the exclusive right to provide business consulting and related services to Tsingda Education in connection with its business operations. Under this agreement, Tsingda Management owns the intellectual property rights arising from the performance of these services, including, but not limited to, any trade secrets, copyrights, patents, know-how, unpatented methods and processes and otherwise, whether developed by Tsingda Management or Tsingda Education based on Tsingda Management’s provision of such services under the agreement. Tsingda Education pays quarterly consulting service fees to Tsingda Management that are equal 100% of Tsingda Education’s total net profit for such quarter. The consulting services agreement is in effect from April 26, 2010 and continues indefinitely unless terminated by (a) Tsingda Management upon a material breach by Tsingda Education; (b) bankruptcy by either Tsingda Management or Tsingda Education; (c) by either Tsingda Management or Tsingda Education in the event Tsingda Management ceases operations or (d) by either Tsingda Management or Tsingda Education in the event circumstances arise which materially adversely affects the performance of either party under the consulting agreement. Because 100% of our revenues are generated from Tsingda Education pursuant to this agreement, if this agreement is terminated or not enforceable, we will not be able to generate any revenues.

Under the terms of the operating agreement by and among Tsingda Management, Tsingda Education and the shareholders of Tsingda Education, Tsingda Management has the right to direct the corporate policies regarding Tsingda Education’s daily operations and financial management, including the power to appoint the members of Tsingda Education’s board of directors as well as its executive officers. The operating agreement is effective for an indefinite term under the laws of the PRC, and may only be terminated by Tsingda Management. Because we rely on the operating agreement to control the business operations of Tsingda Education, if this agreement is terminated or not enforceable, we may lose the ability to control the management and operations of Tsingda Education.

Under the terms of the equity pledge agreement, Tsingda Education pledged all of its assets to Tsingda Management for a term of two years following Tsingda Education meeting all of its obligations under the consulting services agreement. If this agreement is terminated or not enforceable, we may not have any adequate security or remedy against Tsingda Education should Tsingda Education breach its obligations under the consulting services agreement.

Under the terms of the voting rights agreement by and among Tsingda Management, Tsingda Education and the shareholders of Tsingda Education, the shareholders of Tsingda Education irrevocably grant and entrust Tsingda Management, for the maximum period of time permitted by PRC law, all voting rights in Tsingda Education. Because we rely on the voting rights agreement to vote on all matters submitted to Tsingda Education’s shareholders for their approval, if this agreement is terminated or not enforceable, shareholders of Tsingda Education may take shareholder initiatives that may not be in our best interests.

Under the terms of the option agreement by and among Tsingda Management, Tsingda Education and the shareholders of Tsingda Education, Tsingda Management has the option to purchase from the shareholders of Tsingda Education, all the outstanding shares of Tsingda Education. The option agreement is effective for the maximum period allowable under the laws of the PRC, and may only be terminated by Tsingda Management. In the event we are not able to control Tsingda Education through our other contractual arrangement, we would need to rely on the option agreement to purchase all the outstanding shares of Tsingda Education. In such an event, if the option agreement is terminated or not enforceable, then we may lose control of Tsingda Education.

Risks Related to Doing Business in China

PRC economic, political and social conditions, as well as changes in any government policies, laws and regulations, could adversely affect the overall economy in China or the prospects of the education market, which in turn could adversely affect our business.

Substantially all of our operations are conducted in China, and substantially all of our revenues are derived from China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake are subject, to a significant extent, to economic, political and legal developments in China.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our services may depend, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause families to reduce the use of our services for their children, which in turn could reduce our net revenues.

Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing ongoing policies. The PRCgovernment also exercises significant control over China’s economic growth through the allocation of resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or the prospects of the education market, which could harm our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources, which have for the most part had a positive effect on our business and growth. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us.

China’s social and political conditions are also not as stable as those of the United States and other developed countries. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have negative effects on our business and results of operations. In addition, China has tumultuous relations with some of its neighbors and a significant further deterioration in such relations could have negative effects on the PRC economy and lead to changes in governmental policies that would be adverse to our business interests.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. To date, we have taken no steps to prevent violations of the FCPA other than the adoption of a code of ethics. Although we intend to adopt a code of ethics to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

PRC regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect our business.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the China Securities Regulatory Commission (“CSRC”), the State Administration of Foreign Exchange (“SAFE”) as well as other government agencies, released a Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (“M&A Regulation”), which took effect September 8, 2006 and was amended in 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules reflect greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. According to the new M&A Regulation, a related-party acquisition in which an offshore Company-owned or controlled by a PRC resident acquires a domestic company controlled by the same PRC resident shall be subject to the approval of MOFCOM.

Among other things, the M&A Regulation also included new provisions to require that the overseas listing of an offshore company which is directly or indirectly controlled by a PRC resident for the purpose of overseas listing of such PRC resident’s interests in a domestic company, known as a “special purpose company”, must obtain the approval of CSRC prior to the listing.

We believe that our current VIE structure avoids the acquisition transaction which is directly the target under scrutiny of the M&A Regulation, including the requirement of CSRC approval. No PRC regulatory authority has stated that this type of structure is subject to the M&A Regulations and we know of no similar VIE structure that has been reviewed under the M&A Regulations. Thus, in its current practice, it appears the M&A Regulation does not apply to our corporate structure.

However, the application of this M&A Regulation remains uncertain since neither MOFCOM nor CSRC has approved any Chinese company’s foreign listing. There is no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the MOFCOM or CSRC approval requirements. If the MOFCOM, CSRC or other PRC regulatory body subsequently determines that the new M&A Regulation applies to our situation and CSRC’s approval was required for an offering of our securities, we may face sanctions by the MOFCOM, CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of funds to our offshore companies, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

We may be subject to PRC penalties and may be required to forfeit $100,000 if our PRC resident shareholders including Zhang Hui, our chairman and CEO, and Liu Juntao, our Executive Vice President do not obtain SAFE Circular 75 approval of their ownership of our shares.

Under PRC law, a PRC resident is required to obtain approval from SAFE when such PRC resident acquires securities of a foreign company. In that respect, all nineteen of our PRC resident shareholders including Zhang Hui, our chairman and CEO, and Liu Juntao, our Executive Vice President, are required to obtain SAFE approval of the shares indirectly held by them. If they fail to obtain SAFE approval, we may be subject to penalties under PRC law. Failure to obtain the approval may result in restrictions on the Company, including prohibitions on the payment of dividends and other distributions to its offshore affiliates and capital inflow from the offshore entities.

We have requested our shareholders and beneficial owners who may be subject to SAFE rules to make the necessary applications, filings and amendments as required under SAFE rules. We have advised these shareholders and beneficial owners to comply with the relevant requirements. To date, the required filings are underway for all of our PRC resident shareholders. However, we cannot provide any assurance that all of our shareholders and beneficial owners who may be PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by SAFE rules. Under the terms of our Holdback Escrow Agreement, the failure or inability of Zhang Hui or Liu Juntao (but not our other PRC resident shareholders) to make any required registrations or comply with other requirements may result in the forfeiture of $100,000 currently held in escrow for our benefit, may subject such shareholders or beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to our PRC subsidiaries, limit the ability of our PRC subsidiaries to pay dividends or otherwise distribute profits to us, or otherwise adversely affect us.

Under the EIT Law, we may be classified as a “resident enterprise” of the PRC. Such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes, although the dividends paid to one resident enterprise from another may qualify as “tax-exempt income.” The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. The EIT Law and its implementing rules are relatively new and ambiguous in terms of some definitions, requirements and detailed procedures, and currently no official interpretation or application of this new “resident enterprise” classification is available; therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We have been advised by our PRC legal counsel that we are, under the EIT Law, likely to be classified as a resident enterprise and that we are exempt from PRC income taxes because income from equity investments (such as dividends and bonuses) between resident enterprises is tax exempt.

If any PRC taxes apply to our non-PRC shareholders, a non-PRC shareholder may be entitled to a reduced rate of PRC taxes under an applicable income tax treaty and/or a foreign tax credit against such shareholder’s domestic income tax liability (subject to applicable conditions and limitations). You should consult with your own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits. In the event we become subject to the EIT Laws, our tax obligations can be expected to increase, which would adversely affect our net income, results of operations and future growth prospects.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Tsingda Education and Tsingda Network are regulated by the laws governing foreign-invested enterprises in the PRC. Accordingly, Tsingda Education and Tsingda Network are required to allocate 10% of their after-tax profits based on PRC accounting standards each year to their general reserves until the accumulated amount of such reserves has exceeded 50% of their registered capital, after which no further allocation is required to be made. If a company’s legal accumulations fund is not sufficient to make up for the losses of the company from the previous year, the current year’s profits are first used for making up the losses before the legal accumulations funds is drawn. As of December 31, 2010, the registered capitals of Tsingda Education and Tsingda Network are $4,421,156 and $588,235, respectively, and both companies have made the required allocations to the general reserves. These reserve funds, however, may not be distributed to equity owners except in accordance with PRC laws and regulations. We cannot assure you that the PRC government authorities will not request our subsidiaries to use their after-tax profits for their own development and restrict our subsidiaries’ ability to distribute their after-tax profits to us as dividends.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits.

Furthermore, if our subsidiaries or affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our Ordinary Shares.

Changes in PRC regulations relating to tuitions may adversely affect our business.

Currently, we are not regulated by the Ministry of Education of the PRC due to the fact that we are a non-accredited learning center and do not offer certification programs. The types and amounts of fees charged by private schools offering certification programs must be approved by the relevant governmental authority and be publicly disclosed, and the types and amounts of fees charged by private schools that do not offer certification programs need only be filed with the relevant governmental authority and be publicly disclosed. If the PRC government decides to regulate private schools which do not offer certification programs similar to their regulations of certification programs, set limits on fees chargeable by us, or impose a special tax on our business, such events could significantly affect our operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in this current report.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from Tsingda Education. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. Our revenue is based entirely on that generated by our affiliated entity in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of an epidemic or outbreak that will cause social and economic disruptions in China, such as SARS or H1N1 flu. Any prolonged recurrence of SARS, H1N1 or other adverse public health developments in China may have a material adverse effect on our business operations as schools may be closed for an extended period of time. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS, H1N1 or any other epidemic.

Risks Related to an Investment in Our Securities

We are not listed or quoted on any exchange and we may never obtain such a listing or quotation.

There is presently no public market in our shares and there may never be a market for our stock. Stock held by our shareholders may have little or no value. We cannot guarantee that our stock will be listed on a securities exchange or if a market for our stock listed will ever develop. Even if our shares are quoted for sale, buyers may be insufficient in numbers to allow for a robust market, and therefore, it may prove impossible to sell your shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our Ordinary Shares in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings from our operations.

The market price for our Ordinary Shares may be highly volatile.

The market price of our Ordinary Shares may be volatile due to certain factors, including, but not limited to, market trends in PRC stock generally, quarterly fluctuations in our financial and operating results; general conditions in the PRC market; or changes in earnings estimates. Such volatility may make it more difficult, if not impossible, to sell your shares in such quantity or at such price as or when you determine. This volatility can be expected to harm our stock price, our ability to raise money in capital markets and our future growth prospects.

The application of the “penny stock” rules could adversely affect the market price of our Ordinary Shares and increase your transaction costs to sell those shares.

If the future trading price of our Ordinary Shares is below $5 per share, the open-market trading of our Ordinary Shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our Ordinary Shares, and may result in decreased liquidity for our Ordinary Shares and increased transaction costs for sales and purchases of our Ordinary Shares as compared to other securities.

The market price for our Ordinary Shares may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar;
•	intellectual property litigation;
•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from the private placement of Ordinary Shares on September 16, 2010 will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Currently, none of our employees, including our Chief Financial Officer, who is responsible for preparing and supervising the preparation of our financial statements, have any formal training in U.S. GAAP and SEC rules and regulations. In that regard, we rely exclusively on our independent accountants and our outside counsel for advice with respect to U.S. GAAP and SEC rules and regulations. Therefore, there is a risk that our current or future financial statements may not be properly prepared in accordance with U.S. GAAP or that our current or future disclosures are not in compliance with SEC rules and regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES & INTELLECTUAL PROPERTY

We were granted trademark protection from PRC authorities for the names and logo of Tsingda Century and Tsingda Xiaoboshi.

A total of eight patents have been filed with the PRC authorities with respect to various aspects of our business, of which four of the applications have been granted and four applications are pending.

Description Appearance Design	Patent No	Term of the Patent	Date Issued/Filed

Card (all-in-card for entrepreneurship training)	200730161941.4	July 27, 2007 to July 26, 2017	Issued: June 25, 2008
Card (Tsingda Learning Center)	200730161942.9	July 27, 2007 to July 26, 2017	Issued: July 16, 2008
Card (all-in-card for early education)	200730161943.3	July 27, 2007 to July 26, 2017	Issued: June 25, 2008
Card (all-in-card for China education)	200730161944.8	July 27, 2007 to July 26, 2017	Issued: May 21, 2008
Computer-aided Children Evaluation and Guiding System	2007101298785	Pending	Filed: February 20 2009
Computer-aided Children Care Pattern System	2007101298770	Pending	Filed: February 20 2009
Distant Network Education Interactive Platform	2007101298766	Pending	Filed: February 20 2009
Evaluation and Monitoring Method of Distant Online Education Platform	2007101298751	Pending	Filed: February 20 2009

We have registered four software applications with the PRC authorities with respect to various aspects of our business. Under PRC Copyright Law, a copyright protects both the design of a software product and the name of the product. Copyrights are granted for a term of 50 years from the date of first publication.

Name of the Software	Date of Filing	Registration No.

Network Baomu Software V1.0	May 20, 2007	2007SR14359
Tsingda Shouhushen Software V2.0	December 1, 2008	2009SR014243
Tsingda Learning Center Software V1.0	April 20, 2007	2009SR014242
Tsingda Internet Classroom Software V1.0	July 15, 2008	2009SR014244

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. There is currently no market for our ordinary shares.

(b) Record Holders. As of March 11, 2011, there were 483 holders of record of our ordinary shares.

(c) Dividends. We have not paid dividends on our ordinary shares in the past and do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the Loan and Security Agreement with Access Capital requires that we obtain their consent prior to paying any dividends.

(d) Sales of Unregistered Securities

During the period covered by this report we did not issue any other securities that were not registered under the Securities Act of 1933, as amended, except previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2010 and 2009, should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of Tsingda Technology (as defined below) and its variable interest entities, for the fiscal years ended December 31, 2010 and 2009 and reflect the acquisition of the Company pursuant to the Share Exchange Agreement (as defined below) under the purchase method of accounting. Subsequent to May 24, 2010, the operations of the Company reflected the combined operations of the Company and Tsingda Technology (including Tsingda Education and Tsingda Network). Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

On May 24, 2010, Tsingda eEDU, f/k/a Compass Acquisition Corporation, and its controlling shareholders entered into a share exchange agreement (“Share Exchange Agreement”) with Tsing Da Century Education Technology Co. Ltd., a British Virgin Islands business company (“Tsingda Technology”), and its shareholders.

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

Tsingda Education, with its subsidiary Tsingda Network, is a leading provider of online educational services in the PRC, offering classes through pre-recorded lessons and in real-time via its Tsingda Vitrual Internet Classroom. To the best of its knowledge, the Company believes it runs the largest chain of learning centers in China in terms of the number of learning centers, known as “Tsingda Learning Centers.” These educational centers principally target elementary school students and consist mainly of franchised locations. As of December 31, 2010, there were 2,346 Tsingda Learning Centers across China, which includes 21 Company-owned learning centers and 2,325 franchised learning centers. We also have developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC. Our students may choose to access our courses online either at one of our learning centers, at home or at any other location that has a computer with internet access.

We have franchise agreements with each of our franchised locations. These franchise agreements are typically effective for a one year term. The franchised locations must conform to certain operating requirements of the Company, such as the quality of products and services offered and participation of promotional activities. Each franchised location pays an initial franchise licensing fee to the Company as well as an annual management fee at the end of each subsequent year. The Company offers discounted e-cards (used by our students to purchase courses) to the franchised locations. Our franchisees pay an initial franchise licensing fee of between $7,000 and $10,000 per location depending on franchise territory, and thereafter, franchisees pay an annual management fee equal to 10% of their initial franchise licensing fee. A franchisee receives e-cards from the Company with a face value equal to five times the amount of franchise and management fees paid. Our franchisees also have the option to purchase additional e-cards at the same 80% discount. Franchisees earn revenues from the sale of e-cards to students at face value. In other words, for every dollar spent by our students, our franchisees take eighty cents. With respect to the remaining twenty cents, the Company splits this on a 40%-60% basis with teachers in connection with real-time courses and on a 90%-10% basis with teachers in connection with pre-recorded courses. Factoring the discount taken by our franchisees and revenue splitting with our teachers, the Company earns 18% of revenues generated from sales of e-cards used for pre-recorded courses and 8% of revenues generated from sales of e-cards used for real-time courses from revenues generated from the sale of e-cards. Each e-card has a specific serial number, and our IT server tracks the opening and usage of these cards in real time. We use this information in order to accurately allocate revenues among teachers. Beginning August 2010, the Company began to generate revenue via the sale of reference materials and publications.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies - Foreign Currency Translation” below for information concerning the exchange rates at the Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Recruitment of Students

The following table shows the change in the number of active students from 2008 to 2010.

No. of active students increased for the specified quarter

Year	Q1	Q2	Q3	Q4

2008	104,550	121,394	132,485	115,126
2009	182,239	204,482	250,553	237,357
2010	301,203	328,813	337,440	373,196

Note: We classify students who have provided us with their personal information as “registered.” Registered students who have purchased an e-card or are using an e-card to purchase our courses are classified as “active.” Students who have purchased an e-card and have not used an e-card for more than one year are de-classified from active status and classified as registered. The numbers in the table above are calculated based on the number of newly active students minus (-) the number of active students lost in the specified quarter.

Online Content

The Company has continued to add new courses. For purposes of the following table, “new courses” means (i) newly created courses that were not previously available and (ii) previously available courses which have been revised or updated.

No. of new courses increased for the specified quarter

Year	Q1	Q2	Q3	Q4

2008	79,521	150,210	100,154	76,471
2009	60,000	78,652	68,015	15,332
2010	91,200	90,524	74,200	98,496

Courses Sold

	Tsingda Virtual Internet Classroom		Pre-recorded
	Total Hours	Total Courses Purchased	Aggregate Number of Courses Purchased	Total Unique Courses Purchased
2008	175,166.66	289	4,039,013	2,203
2009	772,342.75	481	5,511,754	3,672
2010	2,277,739.71	977	7,176,115	6,869

For our Tsingda Virtual Internet Classroom platform, figures under the column “Total Courses Purchases” represents the total number of different courses purchased by at least one student and “Total Hours” represents the number of student-hours purchased by our students. A single student attending a course for one hour equals one student-hour. For example, through December 31, 2010, a total of 977 courses were purchased by at least one student. Because multiple students may be in attendance for our real-time courses, the purchase of these 977 courses by our students resulted in an aggregate of approximately 2,277,739.71 student-hours.

For our Pre-Recorded courses, figures under the column “Total Unique Courses Purchased” represents the number of different courses purchased by our students and “Aggregate Number of Courses Purchases” refers the aggregate number of times a pre-recorded course was purchased. For example, through December 31, 2010, a total of 6,869 different courses were purchased by our students. Because pre-recorded courses may be purchased by different students over and over, these 6,869 courses were actually purchased an aggregate of 7,176,115 times.

Sale of e-Cards

The Company has continued to see increased sales of e-cards, which are used by students to purchase our course offerings.

Face value of e-cards sold for the specified quarter

Year	Q1	Q2	Q3	Q4

2008	6,728,626.47	6,372,666.18	8,692,105.88	8,420,047.06
2009	15,428,244.10	16,299,183.82	18,187,279.4	16,907,319.10
2010	16,835,727.90	26,459,676.47	37,106,079.40	33,077,838.84

Note: The Company sells e-cards at an average discount of 80% to franchised learning centers who then re-sell e-cards to students at face value. The face value of e-cards sold refers to the amount paid by students.

Revenue Breakdown

For the fiscal years 2008, 2009 and 2010, the tables below break down the source of our revenues. We generate most of our revenues through franchise licensing fees, management fees, sales of e-cards, and, beginning August 2010, the sale of reference books and materials. Our franchisees pay an initial franchise licensing fee of between $7,000 and $10,000 per location depending on franchise territory, and thereafter, franchisees pay an annual management fee equal to 10% of their initial franchise licensing fee. A franchisee receives e-cards from the Company with a face value equal to five times the amount of franchise and management fees paid. Our franchisees also have the option to purchase additional e-cards at the same 80% discount. Franchisees earn revenues from the sale of e-cards to students at face value. In other words, for every dollar spent by our students, our franchisees take eighty cents. With respect to the remaining twenty cents, the Company splits this on a 40%-60% basis with teachers in connection with real-time courses and on a 90%-10% basis with teachers in connection with pre-recorded courses. Factoring the discount taken by our franchisees and revenue splitting with our teachers, the Company earns 18% of revenues generated from sales of e-cards used for pre-recorded courses and 8% of revenues generated from sales of e-cards used for real-time courses from revenues generated from the sale of e-cards. Each e-card has a specific serial number, and our IT server tracks the opening and usage of these cards in real time. We use this information in order to accurately allocate revenues among teachers.

2008 Revenue Breakdown (in Dollars)

Year	Licensing Fee	Annual Management Fee	Pre-Recorded Courses (Sale of e-Cards)	Tsingda Virtual Internet Class Room (Sale of e-Cards)	Materials and publications	Others	Total

Q1/2008	$886,424	$997	$595,603	—	—	$51,324	$1,534,348
Q2/2008	$883,146	$6,612	$673,168	—	—	$2,069	$1,564,995
Q3/2008	$1,251,769	$19,772	$843,076	$15,294	—	$4,691	$2,134,602
Q4/2008	$990,222	$67,753	$791,058	$139,264	—	$79,491	$2,067,788
Total	$4,011,561	$95,134	$2,952,905	$154,558	—	$137,575	$7,301,733

2009 Revenue Breakdown (in Dollars)

Year	Licensing Fee	Annual Management Fee	Pre-Recorded Courses (Sale of e-Cards)	Tsingda Virtual Internet Class Room (Sale of e-Cards)	Materials and publications	Others	Total

Q1/2009	$1,568,720	$28,634	$1,484,116	$220,205	—	$50,247	$3,351,922
Q2/2009	$1,705,551	$26,494	$1,514,852	$258,088	—	$83,335	$3,588,320
Q3/2009	$1,732,691	$37,553	$1,638,605	$254,374	—	$279,184	$3,942,407
Q4/2009	$1,806,543	$29,706	$1,645,104	$275,970	—	$10,891	$3,768,214
Total	$6,813,505	$122,387	$6,282,677	$1,008,637	—	$423,657	$14,650,863

2010 Revenue Breakdown (in Dollars)
Year	Licensing Fee	Annual Management Fee	Pre- Recorded Courses (Sale of e-Cards)	Tsingda Virtual Internet Class Room (Sale of e-Cards)	Materials and publications	Others	Total

Q1/2010	$1,308,823	$37,968	$2,136,709	$161,697	—	$4,961	$3,650,158
Q2/2010	$1,854,665	$41,388	$3,040,743	$820,653	—	$7,862	$5,765,311
Q3/2010	$2,947,794	$42,067	$3,865,578	$1,095,375	$1,361,622	$4,366	$9,316,802
Q4/2010	$2,293,865	$43,504	$3,670,276	$1,037,906	$1,284,110	—	$8,329,660
Total	$8,405,148	$164,928	$13,098,915	$3,115,633	$2,645,731	$17,190	$27,447,545

(1): Materials and publications include reference books and materials, either self-branded or cooperative. Sales of reference books and materials began in August, 2010.

Students must use e-cards to purchase all online content, while the purchase of reference books and materials are transacted in cash. The sales of reference books and materials began in August, 2010, and account for approximately 9.6% of total revenue in 2010. While the sale of e-cards continues to be the single biggest source of revenue, franchise licensing fees and sales of reference materials make up a substantial portion of our revenue.

PRC Regulation of Franchise Business

We have made all required filings and met all requirements under PRC law to legally operate a franchise business in the PRC. The required filings include (i) copies of the business license or enterprise registration certificate; (ii) a sample franchise contract; (iii) a brochure for franchise operations; (iv) a marketing plan; (v) written commitment and relevant materials proving that the relevant provisions have been followed; and (vi) other documents and materials required by relevant governing authorities.

The legal requirements to operate a franchise business in the PRC under the Regulation on the Administration of Commercial Franchises require the franchisor to possess a mature business model and the ability to provide long-term business guidance, technical support, business training and other services to its franchisees. The franchisor must have at least two direct sales stores, and have been engaged in the business for more than a year. If this franchisor conducts its operations within the scope of a single province, autonomous region, or municipality directly under the PRC Central Government, it is required to file the required legal documents with the relevant governing authorities of the province, autonomous region or municipality directly under the PRC Central Government; and if the franchisor conducts its operations within the scope of two or more provinces, autonomous regions, or municipalities directly under the PRC Central Government, it is required to file the required legal documents with the competent commercial authority of the State Council.

Our Growth Strategy

Our growth and expansion strategy for the next 6 to 12 months includes the following measures, the cost of which is expected to come from our existing revenue stream:

Increase the number of Company-owned learning centers. As of December 31, 2010, we have 21 Company-owned locations. Due to the size of our Company-owned locations, we are able to absorb higher student traffic and generate higher overall revenues compared to franchised locations. We also recognize 100% of the revenue stream from these locations. For the year 2011, we plan to complete construction of 9 Company-owned locations that currently are under construction and open another 30 Company-owned locations. The aggregate estimated cost to open these locations is $4,000,000.

Increase the number of franchised learning centers. As of December 31, 2010, we had 2,346 locations with over 1,400 of them located in 2nd and 3rd tier cities. We estimate there are approximately 50,000 2nd and 3rd tier cities in the PRC. Our plan is to increase the number of franchised learning centers by increasing our advertising and marketing initiatives in an effort to attract more franchisees. We plan on spending approximately $1.2 million on a broad scale brand promotional campaign. This campaign will target a number of media outlets, including advertisements on regional television and in local newspapers in select markets, as well as holding periodic regional events in these markets, all of which will be designed to attract franchisees. Through early 2011, the Company has agreements to open approximately 600 new franchised learning centers.

Increase traffic to our virtual classrooms. We plan to allocate more capital resources to the marketing and promotion of our virtual classrooms. The above mentioned brand promotion campaign will include sponsoring events at prominent high schools designed to promote our virtual classrooms, advertising in school newspapers, and to a lesser extent, subscribing to more per click ad space on selected Internet sites, such as Sina.com and Yahoo.com.cn. We also expect to experience increased traffic to our virtual classrooms coincident with our franchise expansion efforts. Since introduction of this platform, historical results have indicated that a majority of our virtual classroom subscribers have originated from our learning centers.

We plan to establish additional learning centers in 2011 as follows:

2011

New company-owned learning centers	39
Total company-owned learning centers	60
New franchised learning centers	600
Total franchised learning centers	2,900
Total Learning Centers	2,960

On average, the total cost of opening a Company-owned learning center is approximately $100,000, as described in further detail in the following table:

Interior decoration	$22,059
Equipments and facilities	$5,882
6-month Rent (paid up front)	$44,118/6 month
Deposit	$7,353/month
Miscellaneous	$22,059
Total	$101,471

In order to execute our plan of expanding our business operations, we will need to (i) increase the number of our learning centers, (ii) scale and adapt our existing network infrastructure to accommodate increased systems traffic and (iii) increase our marketing efforts. Through 2011 we plan open approximately 600 additional franchised locations; in the next six months, we plan on spending approximately $1.2 million on a broad scale brand promotional campaign; and we will need significantly more computing power as traffic within our system increases and our learning center locations expand. We will be required to spend significant capital and resources to manage our additional franchises, execute our promotional campaign and to purchase equipment, and upgrade our technology and network infrastructure to handle increased Internet traffic. In this regard, we have budgeted approximately $1.2 million for our market campaign, approximately $1.4 million for IT expenditures, and approximately 1.8 million to add and improve our course content in 2011.

Marketing and Promotion

Our marketing efforts target three principal areas; franchisees, students for our Company-owned learning centers, and students for our virtual classrooms.

We attract franchisees by conducting regional seminars on a periodic basis in areas that we have targeted for expansion, as well as advertising on regional television and in local newspapers in these areas. These efforts have produced in excess of 2,300 operating franchisees. Our Company-owned learning centers are in close proximity to schools and large residential areas. We have been able to attract students to our learning centers principally through the distribution of leaflets in the nearby areas.

Traffic to our virtual classrooms has been driven principally by students from our learning centers. We expect to increase traffic to our virtual classrooms commensurate with the numerical increase in our learning centers.

We will continue these marketing measures for the foreseeable future.

Through December 31, 2011, we plan to spend approximately $4.7 million on marketing, as described in further detail in the following table:

Recruitment of students	$1,764,706
Recruitment of franchise	$735,294
Brand promotion	$441,176
Online Platform	$1,764,706
Total	$4,705,882

Results of Operations (Unaudited) for the Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth key components of the Tsingda Education’s results of operations for the periods above indicated in dollars. The discussion following the table addresses these results.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITOIN CORPORATION”)
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	For the Years Ended December 31,

	2010	2009

Revenue	$27,447,545	$14,650,863
Cost of revenue	6,011,094	2,231,202

Gross profit	21,436,451	12,419,661

Operating expenses
Selling expenses	6,199,618	3,460,803
General and administrative expenses	3,205,802	1,900,063

Total operating expenses	9,405,420	5,360,866

Income from operations	12,031,031	7,058,795
Interest income	31,102	80,973
Realized gain from short-term investment	73,861	—
Other expense	(257)	(19,638)

Income before income tax	12,135,737	7,120,130

Income tax expenses	1,834,541	1,068,020

Net income	$10,301,196	$6,052,110

Other comprehensive income/(loss)
Foreign currency translation adjustments	721,997	(40,113)

Total comprehensive income	$11,023,193	$6,011,997

Earnings per share, basic and diluted	$0.36	$0.25
Weighted average number of shares, basic and diluted	28,242,518	24,402,278

Revenues. For the year ended December 31, 2010, we had revenues of $27,447,545 as compared to revenues of $14,650,863 for the year ended December 31, 2009, an increase of approximately 87%. Our revenue growth is due to an increase of the number of franchised locations, along with the continued growth of the Company’s “Tsingda Virtual Internet Classroom” platform.

Cost of revenue. For the year ended December 31, 2010, we had cost of revenue of $6,011,094 as compared to cost of $2,231,202 for the year ended December 31, 2009, an increase of approximately 169%. Our cost growth is due to increases of depreciation of leasehold improvement, amortization, rent expense for company owned learning centers, and other cost items.

Expenses. For the year ended December 31, 2010, we had expenses, which are comprised of selling and general and administrative expenses, of $9,405,420 as compared to expenses of $5,360,866 for the year ended December 31, 2009, an increase of approximately 75%.

Selling expenses include salaries, advertising, and printing and meetings. For the year ended December 31, 2010, we had selling expenses of $6,199,618 as compared to $3,460,803 for the comparable period from the prior year, an increase of 79%. The increase in selling expenses is mainly a result of the Company’s efforts to increase its business through increased advertising.

General and administrative expenses include rent, corporate salaries, and related expenses. For the year ended December 31, 2010, we had general and administrative expenses of $3,205,802 as compared to $1,900,063 for the comparable period from the prior year. The increase is mainly driven by the increases in depreciation, amortization and consulting expenses.

Realized gain on short-term investment. Other income for year ended December 31, 2010 was $104,706 compared with $61,335 for the comparable period from the prior year. The increase in other income was due to the realized gain of $73,861 from selling a matured short-term investment during the year ended December 31, 2010 and decrease in interest income.

Income Before Taxes. Income before taxes for the year ended December 31, 2010 was $12,135,737 compared with $7,120,130 for the comparable period from the prior year, which represents an increase of 70%. The increase was due to the various reasons stated above.

Net Income. We had net income for the year ended December 31, 2010 of $10,301,196 compared with $6,052,110 for the prior twelve month period, an increase of 70%. The increase in net income was due to the various reasons stated above.

Other Comprehensive Income. We had other comprehensive income of $721,997, and other comprehensive loss of $40,113 for the year ended December 31, 2010 and December 31, 2009, respectively. The increase in other comprehensive income was the result of foreign currency translation gain.

Total Comprehensive Income. We had total comprehensive income of $11,023,193 and $6,011,997 for the year ended December 31, 2010 and December 31, 2009, respectively, representing an increase of 83%. The increase in total comprehensive income was due to the various reasons stated above.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Shareholders.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had working capital of $11,381,531 compared with working capital of $7,900,299 as of December 31, 2009.

Changes in our working capital are summarized as follows:

	December 31, 2010 (audited)	December 31, 2009 (audited)	Increase in Working Capital

Total current assets	$21,174,491	$11,632,543	$9,541,948
Total current liabilities	9,792,960	3,732,244	6,060,716
Working Capital	$11,381,531	$7,900,299	$3,481,232

Our increase in working capital is primarily attributable to a net increase in cash of approximately $3,627,569, the result of retaining operating cash flows, an increase in advances to suppliers of $4,488,039, and an increase in accounts receivable of $2,196,217, partially offset by an increase in taxes payable of $3,063,977. Further, the increase in our working capital is primarily as a result of increased net profits for the twelve month period ending December 31, 2010. The increase in advances to suppliers was mainly for prepayment of construction and renovation costs at Company-owned locations. The increase in net profits is partially due to increasing scale of franchise system and partially due to increased efforts to collect our accounts receivable. We experienced increased consumption of our courses throughout the summer months. Revenue generated during the summer months accounted for approximately 33.8% and 31% for 2010 and 2009, respectively.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, and working capital. The main sources of cash have been revenues from franchisees and from our Company-owned locations.

We believe the following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance the growth of our Company-owned locations,

•	Addition of administrative and marketing personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for our franchising efforts in new and existing markets,

•	Software development and the purchase of servers commensurate with student population growth, and

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The Company currently generates cash flow through operations which we believe will be sufficient to sustain current operations for at least the next year.

Cash flows from operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of our cash flows for the year ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

Net cash provided by operating activities	$10,972,626	$3,159,852
Net cash consumed by investing activities	$(16,630,096)	$(4,887,929)
Net cash provided by financing activities	$8,606,327	$(131,562)
Effect on cash of foreign exchange rates	$678,712	$4,022
Net change in cash	$3,627,569	$(1,855,617)
Cash Balance (Beginning of Period)	$458,645	$2,314,262
Cash Balance (End of Period)	$4,086,214	$458,645

The net cash provided by operating activities for the year ended December 31, 2010 was $10,972,626, compared with $3,159,852 for the year ended December 31, 2009. The increase in cash inflow was the primary cause of the increase in net income for the year ended December 31, 2010 compared with the year ended December 31, 2009.

The net cash consumed by investing activities for year ended December 31, 2010 was $16,630,096, compared with $4,887,929 for the year ended December 31, 2009. The increase was primarily due to the additions to fix assets and intangible assets, which were primarily composed of on-line teaching software and materials and payments for leasehold improvements not completed on company-owned learning centers.

The net cash provided by financing activities for the year ended December 31, 2010 was $8,606,327 compared with $(131,562) for the year ended December 31, 2009. The increase was primarily due to the closing of a private placement of gross proceeds of about US $9.6 million in September 2010.

The effect on cash of exchange rates was a gain of $678,712 for the year ended December 31, 2010, compared with a gain of $4,022 for the year ended December 31, 2009.

The difference between the closing balance of cash and cash equivalents for the year ended December 31, 2010 and 2009 is due to the reasons mentioned above.

As of December 31, 2010, we had working capital of $11,381,531 compared with working capital of $7,900,299 as of December 31, 2009.

Our primary uses of cash have been for selling and marketing expenses and employee compensation. The main sources of cash have been revenues from franchisees and from our Company-owned locations. The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended December 31, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Variable Interest Entities

Pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46R”) we are required to include in our consolidated financial statements the financial statements of variable interest entities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with, ownership of the entity, and therefore we are the primary beneficiary of the entity.

Tsingda Education is considered a variable interest entity (“VIE”), and we are the primary beneficiary. On April 26, 2010, we entered into agreements with Tsingda Education pursuant to which we receive a quarterly fee in an amount equal to all of Tsingda Education’s quarterly, after tax net profits. Tsingda Management will supply the technology and administrative services needed to service Tsingda Education.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S, Generally Accepted Accounting Principles (“US GAAP”).The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“$”).

Consolidated Statements

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, (Tsingda Technology, and Tsingda Management), and Tsingda Century and its subsidiaries, Tsingda Network and Tsingda Century Training School. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the reliability of deferred tax assets; the recoverability of, intangible asset and property, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

Reclassification
Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current year for the comparative purposes.

Risk and Uncertainties
Tsingda Century and Tsingda Network operate under the authority of business licenses which were granted in 2003, and expire in 2023. Renewal of these licenses will depend on the result of government inspections which are made to ensure environmental laws are not breached.

The officers of the Company control through direct ownership of most of the equity interests of the Company. As a result, insiders will be able to control the outcome of all matters requiring approval of equity owners and will be able to elect all of the Company directors.

Cash and Cash Equivalents
For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with original maturity of three months or less, when purchased, to be cash and cash equivalents. The Company maintains cash with various banks and trust companies located in China. Cash accounts are not insured or otherwise protected. Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposit with that particular bank or trust company.

Short-Term Investments
The Company invested in a financial product, which is similar to notes receivable, with maturity of four months, provided by a small investment company in China in the year ended December 31, 2009. The short-term investment is recorded at cost which approximates the fair market value. As of December 31, 2010, the short-term investment has been matured and fully collected with a gain.

Accounts Receivable and Allowance For Doubtful Accounts
Accounts receivable are recognized and carried at the invoiced amount less an allowance for uncollectible accounts, as needed. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Advance to Suppliers
Advance to suppliers represents the payments made and recorded in advance for goods and services to be received. The Company makes advances to suppliers for advertising, printing and other services and products.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash, short term investments, accounts receivable and other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2010.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment other than leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets as set out below:

	Residual Value	Estimated Useful Life

Office furniture and equipment	5%	5 years
Vehicles	5%	5 years

Intangible Assets
Intangibles are the cost of computerized video lessons delivered both online and offline developed by the Company and the acquired intangible assets with finite lives consist of courseware. All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are charged to expenses as incurred. Development costs incurred after technological feasibility of a product has been established and before product sales begin are capitalized and amortized over the estimated life of the product, which thus far has been three years, starting when product sales begin. Technological feasibility is deemed to have been achieved when all the planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications have been completed, including functions, features, and technical performance requirements. Acquired coursewares with finite lives are carried at cost, less accumulated amortization and impairment. Amortization of acquired coursewares is calculated on a straight-line basis over three years.

Impairment of Long-Lived Assets
In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Customer Deposits
The Company required certain amount of deposits from its customers and franchised locations. The customer deposits are recorded as a liability when the Company receives it and will be recognized as revenue after the service is rendered.

Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, short term investments, accounts receivable and advances to suppliers. However, all Company assets are located in the PRC and Company cash balances are on deposit at financial institutions in the PRC, the currency of which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guarantee that Chinese currency can be converted to U.S. or other currencies.

Recognition of Revenue

Online Courses

The Company provides online education programs to its franchisees, agents and individual customers. Revenue is realized through sales to franchisees and other agents of rights to conduct education services. The Company authorized the franchised locations to use its logo, all education programs and products and the Company receives a onetime licensing fee, annual management fee, and 20% of student generated revenue from the franchised location by providing them prepaid e-cards of 5 times the cash amount. All the mentioned fees are revenues or unearned revenues from the sale of e-cards. Revenue is recognized until the services are consummated upon the e-cards are opened and used by the students to purchase online education courses and is reported net of business tax. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

Virtual Internet Classroom

The Company sold prepaid e-cards to the customers. Revenue is recognized until the services are consummated upon the e-cards are opened and used by the students to purchase online education courses and is reported net of business tax. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

Sales of Materials and Publications

The Company started the sales of self-branded reference books and materials from August 2010. The revenue is recognized upon the products are delivered to the customers. During the year ended December 31, 2010, the revenue generated from sales of materials and publications was less than 10% of the total revenue.

Offline courses

Offline courses are provided by the Company owned learning centers and the sales was started from November 2010. The revenue is recognized based on the progress of courses the students completed during the period. During the year ended December 31, 2010, the revenue generated from providing offline courses is was less than 10% of the total revenue.

Advertising
The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company incurred advertising costs of $3,150,215 and $2,086,405 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method pursuant to ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

Other Taxes
The Company generates its income in China where Business Tax, Income Tax, City Construction and Development Tax, and Education Surcharge taxes are applicable.

Earnings per Share
Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2010 and 2009, the Company had no common stock equivalents that could potentially dilute future earnings per share.

The Company’s board of directors approved a three-for-one reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock on October 19, 2010. References to shares in the consolidated financial statements and the accompanying notes, including, but not limited to, the number of shares and per share amounts, have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

Foreign Currency Translation
The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Chinese currency Renminbi as the functional currency, while the Company’s reporting currency is the US dollar. Balance sheet accounts with exception of equity of the subsidiaries are translated at the prevailing exchange rate in effect at each period end, income statement accounts are translated at the average rate of exchange during the period, and equity accounts were stated at their historical exchange rate. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. Translation adjustments are included in the accumulated other comprehensive income in the consolidated statements of stockholders’ equity and comprehensive income.

Other Comprehensive Income
The Company has adopted ASC220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. The Company’s accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Fair Value of Financial Instruments
ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that as of December 31, 2010 and 2009, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates. The carrying amounts of short-term loans approximate their fair values because the applicable interest rates approximate current market rates.

Related Parties
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Products Warranties
Refunds to students who withdraw from courses are rarely made and are made only at the discretion of the Company. For this reason and, since revenue is recognized only as services are provided, no provision is needed for possible withdrawals.

Segment Reporting
The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on US GAAP. The chief operating decision maker now reviews results analyzed by service line. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, the Company has determined that it has only one operating segment.

Recently Adopted Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company’s financial position, results of operations, or cash flows.

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (Now ASC 820), which provides guidance on how to measure assets and liabilities that use fair value. ASC 820 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. The Company also adopted FASB Staff Position (“FSP”) No.FAS 157-2, which allows the Company to partially defer the adoption of ASC820. This FSP defers the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15,2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of ASC 820 did not have an impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (Now ASC 855), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The adoption did not have any impact on the Company’s operating results, financial position or cash flows.

In December 2009, the FASB codified Consolidations – “Improvements to Financial Reporting by Enterprises Involved with VIEs” (ASU 2009-17), guidance which was issued by the FASB in June 2009. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 is effective as of the beginning of the interim period ended June 30, 2010. The adoption of this standard did not have any material impact on the Company’s consolidated financial statements.

As part of the restructuring, on April 26, 2010, Tsingda Management entered into a series of agreements with Tsingda Century and its shareholders, including an Operating Agreement, Proxy Agreement, Consulting Services Agreement, Equity Pledge Agreement and Option Agreement, which entitled Tsingda Management to receive substantially all of the economic benefits of Tsingda Century in consideration for consulting services provided by Tsingda Management to Tsingda Century. The Option Agreement allows Tsingda Management to acquire the shares of Tsingda Century when permitted by the PRC laws. The Proxy Agreement provides Tsingda Management with the voting rights of Tsingda Century’s shareholders and the Equity Pledge Agreement pledges the shares in Tsingda Century to Tsingda Management without transferring legal ownership in Tsingda Century to Tsingda Management. Under the Consulting Services Agreement, Tsingda Management is the exclusive service provider to Tsingda Century for services, including general business operations, human resources and business development and Tsingda Century is obligated to make regular payments for such services provided. Under the Operating Agreement, Tsingda Century shall not conduct any transactions which may materially affect its assets, obligations, rights or operations without the written consent of Tsingda Management. Further, Tsinda Century adopted a corporate policy suggested by Tsingda Management in connection with Tsingda Century’s daily operations, financial management and the employment and dismissal of its employees. Through these agreements, Tsingda Management has the power to direct the activities that most significantly impact the economic performance of Tsingda Century and Tsingda Century became a variable interest entity (“VIE”) and is included in the consolidated Group.

Recent Financing

On September 16, 2010, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain accredited investors (“Investors”) pursuant to which we completed an offering (“Offering”) of units (“Units”) for total gross proceeds of $9,600,000. Each Unit is priced at $1.60 and consists of one (1) Ordinary Share, and a Series A Stock Purchase Warrant (“Warrants”) to purchase 35% of the number of Ordinary Shares purchased in the Offering. The initial Warrant exercise price is $2.08 per share and the Warrant term is five (5) years. The Warrant may be exercised on a cashless basis three (3) months after the Ordinary Shares are listed on a major stock exchange or other exchange or market described therein.

We entered into a Hold Back Escrow Agreement with Zhong Hui Rong (Fujian) Fund Ltd, (the “Lead Investor”) and an escrow agent under which we deposited $520,000 of the Offering proceeds with the escrow agent. Increments of the escrowed amount will be released to the Company upon the Company attaining the following respective milestones: (i) $120,000 upon engaging an investor relations firm reasonably acceptable to the lead Investor; (ii) $100,000 upon providing the lead Investor with evidence that is reasonably satisfactory to the Lead Investor indicating that Circular 75 filings have been approved by the PRC Government, (iii) $100,000 upon providing the Lead Investor with documentation demonstrating that the business license of Beijing Tsingda Century Investment Consultant of Education Co., Ltd. has been amended to clarify to the lead investor’s reasonable satisfaction that the VIE Subsidiaries are properly authorized to engage in its current business; and (vii) $200,000 upon providing the Lead Investor with written confirmation that (a) an independent accounting firm reasonable satisfactory to the Lead Investor has been engaged, and (b) a law firm reasonably satisfactory to the Lead Investor has been retained in connection with our initial public offering. If on June 30, 2011, any portion of the escrowed amount remains in escrow as a result of our failure to satisfy any of the milestones, then the Lead Investor can cause the release of the balance of the escrowed amount to the Investors, on a pro rata basis. As of the date hereof, the $520,000 remains in escrow subject to the Company’s satisfaction of each of the above conditions.

In connection with the Offering, our largest shareholder, Tsing Da Century Education Technology Co., Ltd., a Belize corporation, placed preferred shares equal to 6,000,000 Ordinary Shares in escrow on post three-for-one split basis (the “Escrow Shares”) and agreed to transfer the Escrow Shares, in whole or in part as described below, to the Investors on a pro rata basis in the event that we do not meet certain performance targets for our fiscal years ending December 31, 2010 and December 31, 2011.

If the Company’s net income for the fiscal year 2011 is less than $13,500,000, the escrow agent shall transfer to the investors of our 2010 private placement, on a pro-rata basis, an amount of Escrow Shares equal to the percentage of variation from the 2011 performance threshold times the total number of Escrow Shares. Any Escrow Shares remaining will be returned to the Company’s largest shareholder. Net income is as defined under United States generally accepted accounting principles, provided, however, that net income as used for these purposes for each of fiscal years 2010 and 2011 shall be increased by any cash or non-cash charges incurred (i) as a result of the financing, including without limitation, as a result of the issuance, exercise or any anti-dilution adjustment of the Warrants and (ii) as a result of the release of the Escrow Shares pursuant to the terms of the Securities Escrow Agreement.

We also entered into a Founding Shareholder Lock-Up Agreement with our largest shareholder pursuant to which the shareholder agreed to restrict the transfer of its Ordinary Shares for 12 months from the listing date on any of: the NYSE, any tier of the NASDAQ Stock Market, or the NYSE Amex (“Listing Date”), except that during the lock up period, such shareholder may transfer an amount up to 5% of the Ordinary Shares held by such shareholder. We also entered into a Six Month Lock Up Agreement with various other shareholders pursuant to which these shareholders agreed to restrict the transfer of their respective shares in the Company for 6 months from the Listing Date, except that during the lock up period, each of these shareholders may transfer an amount up to 5% of the Ordinary Shares held by such shareholder. Finally, we entered into Initial Shareholder Lock-Up Agreements with certain other shareholders pursuant to which these shareholders agreed to restrict the transfer of their shares in the Company for nine (9) months from the Listing Date, except that during the (i) initial 6 months of the lock up period, each of these shareholders may transfer an amount up to 5% of the Ordinary Shares held by such shareholder, and (ii) final three months of the lock up period, each of these shareholders may transfer an amount up to 20% of the Ordinary Shares held by such shareholder.

Placement Agent

Maxim Group, LLC (“Maxim”), a FINRA broker/dealer, acted as our placement agent in connection with the Offering. On March 12, 2010, Beijing Tsingda Century Investment Consultant of Education Co., Ltd., our variable interest entity, entered into an exclusive placement agent agreement, as amended, with Maxim which had a term through October 31, 2010. Since the initial term is now completed, either party may terminate the agreement with 30 days advance notice. Maxim received an effective cash commission of $411,000 (or approximately 4.3% of the proceeds of the Offering) and warrants equal to 4.5% of the number of Ordinary Shares sold in the Offering (or 364,500 Ordinary Shares). The warrant term is five years and is exercisable at any time beginning on March 16, 2011. The exercise price is $110% of the offering price of the Units (or $1.76). We are required to register the Maxim warrants. We also agreed to indemnify Maxim against certain liabilities, including liabilities under the Securities Act. In addition, we reimbursed Maxim for $25,000 as reasonable out of pocket expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-23 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to our reverse acquisition transaction with Tsingda Technology, our independent registered public accounting firm was PMB Helin Donovan, LLP (“PMB”), while Tsingda Management’s independent registered public accounting firm was Jeffrey & Company.

On August 23, 2010, we dismissed PMB Helin Donavan, LLP (“PMB”) as our independent registered public accounting firm. The Board of Directors of the Company approved such dismissal on August 19, 2010.

The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

PMB’s reports on the financial statements of the Company for the years ended June 30, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of the financial statements of the Company through August 23, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with PMB’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended June 30, 2009 and 2008 and interim unaudited financial statement through August 23, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Engagement of Jeffrey & Company.

On August 19, 2010, the Board appointed Jeffrey & Company as the Company’s new independent registered public accounting firm. The decision to engage Jeffrey & Company was approved by the Company’s Board of Directors on August 19, 2010.

Prior to August 19, 2010, we did not consult with Jeffrey & Company regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between us and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

We provided PMB with a copy of this disclosure on August 23, 2010, and provided PMB with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from PMB dated August 23, 2010 was filed by us as Exhibit 16.1 to our current report on Form 8-K on August 23, 2010.

Dismissal of Jeffrey & Company and Engagement of Malone & Bailey LLP

On October 14, 2010, we dismissed Jeffrey & Company, as our independent registered public accounting firm and appointed Malone Bailey LLP as its new independent registered public accounting firm. Since the Company does not have an audit or similar committee, the termination of Jeffrey & Company and the appointment of Malone Bailey LLP as the Company’s new independent registered public accounting firm was approved by the Company’s board of directors.

Jeffrey & Company’s report on the financial statements of the Company for the fiscal years ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2009 and 2008 and through October 14, 2010, there have been no disagreements with Jeffrey & Company (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Jeffrey & Company, would have caused it to make reference thereto in any of its reports.

During the fiscal years ended December 31, 2009 and 2008 and through October 14, 2010, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

During the fiscal years ended December 31, 2009 and 2008 and through October 14, 2010, neither the Company nor anyone on behalf of the Company has consulted with Malone Bailey LLP regarding either:

1. The application of accounting principles to specified transactions, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Malone Bailey LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

2. Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of controls and procedures

As of the end of the period covered by this Annual Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Chief Executive Officer’s and Chief Financial Officer’s conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that there is a material weakness in the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that there is the following material weakness in our internal control over financial reporting as of December 31, 2010:

Currently, none of our employees, including our Chief Financial Officer, who is responsible for preparing and supervising the preparation of our financial statements, have any formal training in U.S. GAAP and SEC rules and regulations. In that regard, we rely exclusively on our independent accountants and our outside counsel for advice with respect to U.S. GAAP and SEC rules and regulations.

Changes in internal control over financial reporting

          No significant changes were made in our internal control over financial reporting during the Company’s fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Directors and Executive Officers

The following table sets forth the name, age, and position of our executive officers and directors. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION

Zhang Hui	44	Chairman of the Board of Directors, Chief Executive Officer and President
Liu Juntao	48	Executive Vice President and Director
Kang Chungmai	40	Secretary and Chief Financial Officer
Norm Klein	60	Director
David Bolocan	46	Director
Bi Cheng	53	Director

Zhang Hui established Tsingda Education in 2003, and has been its chairman, chief executive officer since its inception. From 1999 to 2003, he was vice president of Singapore Holding Group, during when he has integrated management methods and cultural diversity under different background efficiently, and then setting up a new branch for Singapore Holding Group-Holding Technology (Shenzhen) Co., Ltd. From 1995 to 1999, Mr. Zhang worked as the newsroom director and vice chief editor of China technology information magazine, successfully hatching the publication of the best choice of Chinese excellently expertise, Chinese diathesis education, Chinese innovation education and China education research. He graduated from Wuhan University of Technology in 1989.

Liu Juntao has been the executive vice-president of Tsingda Education since its inception. Prior to his employ with Tsingda, he had over 10 years of administrative work for government. He also spent 5 years in private industry in the PRC where worked in product development, market exploiting and customer service. Mr. Liu graduated from Huazhong Agriculture University in 1983.

Kang Chungmai has been the chief financial officer and secretary of Tsingda Education since January 2010. From 2004 to 2007, he worked as managing director in Zero2IPO Group in Beijing a financial consulting firm. From 1999 to 2002, he served as CFO in

Optoma Electronics (the largest TFT-LCD backlight and DLP projector producer in the world). From 1996 to 1999, he served as financial manager in Far Eastern Department Stores (the largest chain of department stores in the Greater China Region) based in Taipei. He had broad experiences in general financial management, debt and equity financing, foreign exchange hedging, offshore holding structure design, and investment evaluation. Mr. Kang holds his master degree in International Finance from the University of Westminster, London, UK in 1996. He also expects to receive the PhD degree in Management from the University of Edinburgh, Edinburgh, Scotland in 2010.

Norm Klein, director, has over twenty years of experience working in manufacturing and process controls with major companies. Since 2001, Mr. Klein has acted as the Chief Financial Officer, Chief Operating Officer, and Investor Relations Officer for Eastbridge Investment Group Corporation [OTCBB: EBIG], a consulting firm. Prior to that, Mr. Klein worked with corporations such as Clorox, Honeywell, Dreyers Ice Cream, and Ingersol Rand Corporation, where Mr. Klein provided consulting expertise in strategic planning, financial management, marketing and selling, manufacturing and process controls. Mr. Klein holds a Bachelors Degree in Mechanical Engineering from Rose Hulman Institute and a Masters Degree in Business Administration from the University of Iowa.

David Bolocan, director, is a retail banking and marketing executive who has held positions at Sun Trust, Washington Mutual, JPM Chase and Bank of America. Since 2008, Mr. Bolocan has been a consumer banking products executive at Sun Trust. Previously, Mr. Bolocan was a consumer banking products executive at Washington Mutual (2007 to 2008) and JP Morgan Chase (2006 to 2007). From 2001 to 2006, Mr. Bolocan was an Executive Vice President at Bank of America, and its predecessor, MBNA. Mr. Bolocan is the author of ten books on popular business software packages. Mr. Bolocan holds a Master Degree in management sciences from the Massachusetts Institute of Technology and a Bachelors Degree in Computer Science and Economics from Harvard University.

Bi Cheng director, has been a professor and doctoral advisor at Peking University since 2004. Mr. Bi is also a researcher in the China National Institute for Educational Research and a member of the Academic Committee and vice principal of the China Principal Development School. During his career, Mr. Bi has hosted and participated in more than 40 state level projects, published twelve scholarly treatises, compiled educational documents and dictionaries, and released over 200 thesis papers. Mr. Bi received his Ph.D. from the Education Department of Beijing Normal University in 1988.

We believe that Zhang Hui, as chairman and chief executive officer, and Liu Juntao as executive vice president of our business since its inception in 2003, are each qualified to and should be a director of Tsingda eEDU Corporation. Mr. Zhang and Mr. Liu have both been instrumental in establishing Tsingda Education and overseeing its operations. We also believe Mr. Klein, Mr. Bolocan and Mr, Bi are each qualified and should be on our board of directors. Mr. Klein and Mr. Bolocan bring to the Company valuable expertise and knowledge of United States corporate governance, and Mr. Bi is a respected academic in the field of education that would contribute to the Board’s diversity.

Directors are elected until their successors are duly elected and qualified.

There are no family relationships among our directors or officers.

To the best of our knowledge, none of our directors or executive officers, including Nautilus Global Partners and Mid-Ocean Consulting who were promoters of the Company from the time of our incorporation to the time of its merger with Tsingda Technology, and Eastbridge Investment Group Corporation, who is a promoter of the Company, has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer, however, we intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Zhang Hui(1)	2010	$55,385	0	0	0	0	$55,385
Chairman, President, and	2009	$55,385	0	0	0	0	$55,385
Chief Executive Officer

Kang Chungmai(1)	2010	$46,225	0	0	0	0	$46,225
Chief Financial Officer	2009	0	0	0	0	0	0

Joseph Rozelle(2)	2009	0	0	0	0	0	0
Former President and Chief		0	0	0	0	0	0
Financial Officer and Secretary

Karl Brenza(3)	2009	0	0	0	0	0	0
Former Chief Executive Officer

(1)

On May 24, 2010, we acquired Tsingda Technology in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Zhang Hui became our Chief Executive Officer and President and Kang Chungmai became our Chief Financial Officer. Prior to the effective date of the reverse acquisition, Mr. Zhang and Mr. Kang held the same positions with Tsingda Education, respectively. The annual compensation shown in this table includes the amounts Mr. Zhang received from Tsingda Education prior to the consummation of the reverse acquisition. Mr. Kang was hired by Tsingda Education in January 2010 and his annual salary is approximately $46,225.

(2)	Mr. Joseph Rozelle resigned from the offices of President and Chief Financial Officer on May 20, 2010, and resigned as Secretary on May 24, 2010.

(3)	Mr. Karl Brenza was appointed as Chief Executive Officer on May 20, 2010, and resigned from such office on May 24, 2010.

Employment Agreements.

Except as noted below, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

On January 1, 2010, we entered into an employment agreement with Mr. Zhang, our President and Chairman. Pursuant to the agreement, Mr. Zhang has agreed to work exclusively for the Company during the term and will receive a monthly salary of approximately $4,400. The agreement expires on December 31, 2019.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2010. No equity awards were made during the fiscal year ended December 31, 2010.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2010.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2010.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2010.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2010.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2010 we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding Ordinary Shares by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Beneficial Owner	Number of Ordinary Shares Beneficially Owned(1)	Percent Of Class (2)

	Officers and Directors

Zhang Hui (3) President and Chairman	11,422,706	33.8%
Liu Juntao(3) Executive Vice President and Director	11,422,706	33.8%
Kang Changmai Chief Financial Officer and Secretary	0	0
Norm Klein (6) Director	2,079,740	6.2%
David Bolocan Director	0	0
Bi Cheng Director	0	0
All officers and directors as a group (3 persons)	13,502,446	40.0%

5% or greater shareholders
Zhong Hui Rong Fund Ltd. (4)	2,531,250	7.5%
Yangyi Yu(5)	2,193,750	6.4%
Eastbridge Investment Group Corp.(6)	2,079,740	6.2%
Tsing Da Century Education Technology Co., Ltd. (3)	11,422,706	33.8%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of, and voting power and investment power with respect to, our Ordinary Shares. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 33,729,862 Ordinary Shares issued and outstanding as of the date hereof.
(3)

Tsing Da Century Education Technology Co., Ltd., a Belize corporation, is the record owner of such shares. Mr. Zhang, our Chairman and President, and Mr. Liu, our Executive Vice President and Director, own 81.7% and 18.3%, respectively, of this entity. Accordingly, both Mr. Zhang and Mr. Liu may be deemed to be the beneficial owner of shares owned by such reporting person.

(4)

Mr. Su Jie is the President of Zhong Hui Rong Fund Ltd. The amount includes stock purchase warrants to acquire 656,250 Ordinary Shares.
Address of the person is:
Room1803, Building13, Court 58,
Qingta West Road, Fengtai District, Beijing,100071

(5)

The amount includes stock purchase warrants to acquire 568,750 Ordinary Shares.
Address of the person is:
c/o Tsingda Century Invest Tech. Co. Ltd.
7th Fl Capital
Devel Twr, Zhongguangchun
Haidian Dist, Beijing PRC 100080

(6)

Norm Klein is Chief Operating Officer, Chief Financial Officer and Investor Relations Officer of Eastbridge Investment Group Corp.
Address of the person is:
8040 E. Morgan Trail Unit 18
Scottsdale, Arizona 85258

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compass

On March 1, 2008, the Company consolidated the authorized ordinary share capital of the Company from 50,000,000 Ordinary Shares of $0.0001 par value each to 39,062,500 Ordinary Shares of $0.000128 par value each. This resulted in every shareholder as of March 1, 2008 receiving 0.78125 Ordinary Shares for every ordinary share previously held. This was treated as a stock split for U.S. GAAP purposes, and all share and per share data is presented as if the consolidation took place as of the date of inception, September 27, 2006. On March 1, 2008, we also consolidated our authorized preference share capital from 1,000,000 preference shares of $0.0001 par value each to 781,250 preference shares of $0.000128 par value.

Promoters and certain control persons.

On September 27, 2006, the Company issued 1,000,000 and 100,000 Ordinary Shares, respectively, to Nautilus Global Partners and Mid-Ocean Consulting Limited (subsequently adjusted to 781,250 and 78,125) at a price of $0.0001 per share. Mr. Rozelle, a former President and director of the Company, is the President of Nautilus Global Partners, LLC. Nautilus Global Partners and Mid-Ocean Consulting Limited were promoters of the Company from the time of the Company’s incorporation to the time of its merger with Tsingda Technology.

On March 12, 2010, Tsingda Education entered into an agreement with Maxim Group, LLC (“Maxim), a FINRA registered broker dealer, to act as a placement agent on a best efforts basis in connection with a proposed private placement offering of Tsingda Education and its affiliates and subsidiaries. Under the Agreement, Maxim is entitled to receive 8% of the gross proceeds of the offering and stock purchase warrants equal to eight percent of the number of securities sold in the offering. The term of the warrants is five years, although not exercisable for the initial six months, and are exercisable at 110% of the per share offering price. We are required to register the Maxim warrants. Tsingda Education also is obligated to pay reasonable fees and expenses of Maxim not to exceed $50,000. We also agreed to indemnify Maxim against certain liabilities, including liabilities under the Securities Act. As a result of the September 16, 2010 financing, we paid Maxim as full compensation under the agreement, cash commissions of $411,000 (or 4.3% of the proceeds from the offering) and issued a stock purchase warrant to acquire 364,500 Ordinary Shares. The warrant term is five years and is exercisable at any time after six months from closing at an exercise price is $1.76. In addition, we reimbursed Maxim for $25,000 as its reasonable out of pocket expenses.

On May 17, 2010, we issued an aggregate of 915,086 Ordinary Shares (adjusted to reflect the 3 for 1 reverse split) to MJR Holdings, Inc., Christopher Fiore, Clifford Teller and Karl Brenza, our former Chief Executive Officer, for an aggregate purchase price of $30,000. The forgoing parties are affiliates of Maxim.

Pursuant to the Tsingda transaction, and as described elsewhere herein, on May 24, 2010, the Company issued 244,022.78 preferred shares of Compass to the Tsingda shareholders in exchange for 100% of the outstanding shares of Tsingda Technology. The Company also issued 2,079,740 Ordinary Shares to Eastbridge Investment Group Corporation in exchange for certain considerations provided by Eastbridge Investment Group Corporation, who is a promoter of the Company.

Tsingda Transactions

Tsingda Technology owns 100% of the issued and outstanding capital stock of Beijing Tsingda Century Management Consulting Ltd. (“Tsingda Management”), a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“PRC”). On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co. Ltd (“Tsingda Education”), a company incorporated under the laws of the PRC, and its shareholders, in which Tsingda Management assumed management of the business activities of Tsingda Education and has the right to appoint all executives and senior management and the members of the board of directors. The contractual arrangements are comprised of a Consulting Services Agreement, Operating Agreement, Equity Pledge Agreement, and Option Agreement, through which Tsingda Management has the right to advise, consult, manage and operate Tsingda Education for a quarterly fee in the amount of 100% of Tsingda Education’s quarterly, after tax net profits. Additionally, Tsingda Education’s Shareholders have pledged their rights, titles and equity interest in Tsingda Education as security for Tsingda Management to collect consulting and services fees provided to Tsingda Education through an Equity Pledge Agreement. In order to further reinforce Tsingda Management’s rights to control and operate Tsingda Education, Tsingda Education’s shareholders have granted Tsingda Management the exclusive right and option to acquire all of their equity interests in Tsingda Education through an Option Agreement.

Advances were made during 2008 and 2009 to Mr. Zhang Hui, our chief executive officer and to Mr. Liu Juntao, our executive vice president, both of whom are equity shareholders of Tsing Da Century Education Technology Co., Ltd., a Belize corporation, which is the Company’s largest shareholder. The outstanding balance of such advances was $1,996,821 and $186,747 respectively at December 31, 2008. Additional advances of $299,734 and $6,584 were made during 2009 and repayments of $1,836,257 and $177,864 were received, leaving balances of $460,716 and $15,468 at December 31, 2009. As of March 31, 2010, all advances were paid back to Tsingda Education.

Other than employment, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our last fiscal year or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Ordinary Shares; or
(D)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2010	December 31, 2009

Audit Fees	$60,000	$85,000
Audit Related Fees	46,000	—
Tax Fees	4,500	8,800
All Other Fees	—	—

	$110,500	$93,800

Audit Committee Policies

The Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Board of Directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum and Articles of Association of the Company.(1)
3.2	Amended Memorandum of Association of the Company.(2)
3.3	Memorandum of and Articles of Association of Tsing Da Century Education Technology Co. Ltd.(3)
4.1	Form of Warrant.(5)
4.2	Form of Placement Agent Warrant.(5)
5.1	Opinion of Shu Jin Law Firm (7)
10.1	Consulting Services Agreement dated April 26, 2010(3)
10.2	Operating Agreement dated April 26, 2010(3)
10.3	Option Agreement dated April 26, 2010(3)
10.4	Voting Rights Proxy Agreement dated April 26, 2010(3)
10.5	Equity Pledge Agreement dated April 26, 2010(3)
10.6	Share Exchange Agreement dated May 24, 2010 by and among Compass Acquisition Corporation and its controlling shareholders, and Tsing Da Century Education Technology Co. Ltd. and its shareholders (4)
10.7	Securities Purchase Agreement dated September 16, 2010 by and among the Company and certain investors.(5)
10.8	Registration Rights Agreement dated September 16, 2010 by and among the Company and certain investors.(5)
10.10	Holdback Escrow Agreement dated September 16, 2010, by and among the Company, Zhong Hui Rong (Fujian) Fund, Ltd. and Collateral Agents, LLC.(5)
10.11	Six Month Lock-Up Agreement dated September 16, 2010 by and among the Company and certain shareholders.(5)
10.12	Initial Shareholder Lock-Up Agreement dated September 16, 2010 by and among the Company and certain shareholders.(5)
10.13	Initial Shareholder Lock-Up Agreement dated September 16, 2010 by and among the Company and Eastbridge Investment Group Corp.(5)
10.14	Founding Shareholder Lock-Up Agreement dated September 16, 2010 by and between the Company and Tsingda Century Education Technology Co. Ltd.(5)
10.15	Securities Escrow Agreement dated September 16, 2010 by and among the Company, Maxim Group, LLC, Tsing Da Century Technology Co. Ltd., and Collateral Agents, LLC.(5)
10.16	Agreement dated March 12, 2010 by and between Maxim Group, LLC and Beijing Tsingda Century Investment Consultant of Education Co., Ltd.(5)
10.17	Translation of Form of Franchise Agreement.(6)
10.18	Translation of Employment Agreement with Mr. Zhang.(6)
10.19	Services Agreement by and between the Company and Eastbridge Investment Group Corporation dated May 17, 2010.(10)
21.1	List of Subsidiaries.(6)
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. (9)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. (9)
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (9)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (9)
99.1	Index of Tsingda Courses (8)
99.2	Addresses of Company-owned learning centers (7)

(1) Incorporated herein by reference to the Form 10 Registration Statement filed on December 4, 2006.
(2) Incorporated herein by reference to the Form 10-Q Quarterly Report filed on May 15, 2008.
(3) Incorporated herein by reference to the Form 8-K Current Report filed on May 28, 2010.
(4) Incorporated by reference to the Form 8-K/A Current Report filed on June 3, 2010.
(5) Incorporated by reference to the Form 8-K Current Report filed on September 23 2010.
(6) Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-169877) filed on October 12,

2010.
(7) Incorporated herein by reference to the Registration Statement on Form S-1/A filed on December 28, 2010.
(8) Incorporated herein by reference to the Registration Statement on Form S-1/A (Registration No. 333-169877) filed on December 3, 2010.
(9) Filed Herewith
(10) Incorporated herein by reference to the Registration Statement on Form S-1/A (Registration No. 333-170885) filed on January 4, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tsingda eEDU Corporation (Formerly “Compass Acquisition Corporation”)
Cayman Islands

We have audited the accompanying consolidated balance sheet of Tsingda eEDU Corporation and its Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. In connection with our audit for the consolidated financial statements, we have also audited the condensed parent company financial statements for the year ended December 31, 2010. These consolidated financial statements and condensed parent company financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related condensed parent company financial statements, when considered in relation to the consolidated financial statements taken a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 11, 2011

JEFFREY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
61 BERDAN AVENUE
WAYNE, NEW JERSEY 07470
Report of Independent Registered Public Accounting Firm

Board of Directors
Tsingda eEDU Corporation (formerly “Compass Acquisition Corporation”)

We have audited the accompanying consolidated balance sheet of Tsingda eEDU Corporation (formerly “Compass Acquisition Corporation”) as of December 31, 2009, and the related consolidated statement of income, changes in stockholders’ equity, and cash flows, for the years ended December 31, 2009. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tsingda eEDU Corporation as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 in conformity with U. S. generally accepted accounting principles.

/s/ Jeffrey & Company
January 11, 2011
JEFFREY & COMPANY
Wayne, New Jersey

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Consolidated Balance Sheets
(Stated in US dollars)

	December 31, 2010	December 31, 2009

ASSETS
Current assets

Cash and cash equivalents	$4,086,214	$458,645
Short-term investment	—	2,018,370
Accounts receivable, net	6,555,936	4,228,510
Advances to suppliers	8,488,751	3,880,307

Other receivables	1,103,083	374,243
Receivable from escrow account	520,000	—

Shareholder advances	37,749	476,220
Inventory	—	40,558
Deferred tax assets	382,758	155,690

Total Current Assets	21,174,491	11,632,543
Advances for leasehold improvements	6,604,628	—

Property and equipment, net	10,652,830	2,757,387
Intangible assets, net	5,021,983	2,853,766

TOTAL ASSETS	$43,453,932	$17,243,696

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	305,165	36,910

Customer deposit	1,642,642	270,229

Taxes payable	5,070,919	1,946,542

Accrued and other liabilities	222,512	440,631
Deferred revenue	2,551,722	1,037,932

Total Current Liabilities	9,792,960	3,732,244
Commitment and Contingencies
SHAREHOLDERS’ EQUITY
Preferred stock: 781,250 shares of $.000128 par value authorized; None shares issued and outstanding	$—	$—

Common stock (par value $0.000384 per share; 100,000,000 shares authorized; 33,729,862 and 24,402,278 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	12,952	9,370

Additional paid in capital	13,523,180	4,400,435

Statutory reserves	2,398,464	1,329,032

Retained earnings	16,762,941	7,531,177

Accumulated other comprehensive income	963,435	241,438

TOTAL SHAREHOLDERS’ EQUITY	33,660,972	13,511,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,453,932	$17,243,696

The accompanying notes are an integral part of these financial statements.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITOIN CORPORATION”)

Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	For the Years Ended December 31,

	2010	2009

Revenue	$27,447,545	$14,650,863
Cost of revenue	6,011,094	2,231,202

Gross profit	21,436,451	12,419,661

Operating expenses
Selling expenses	6,199,618	3,460,803
General and administrative expenses	3,205,802	1,900,063

Total operating expenses	9,405,420	5,360,866

Income from operations	12,031,031	7,058,795

Interest income	31,102	80,973
Realized gain from short-term investment	73,861	—
Other expense	(257)	(19,638)

Income before income tax	12,135,737	7,120,130
Income tax expenses	1,834,541	1,068,020

Net income	$10,301,196	$6,052,110

Other comprehensive income/(loss)
Foreign currency translation adjustments	721,997	(40,113)

Total comprehensive income	$11,023,193	$6,011,997

Earnings per share, basic and diluted	$0.36	$0.25

Weighted average number of shares, basic and diluted	28,242,518	24,402,278

The accompanying notes are an integral part of these financial statements.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

					Accumulated Other Comprehensive Income
			Additional Paid-in Capital				Total Shareholder’s Equity
	Common Stock			Statutory Reserve		Retained Earnings
	Shares	Amount

Balance as of December 31, 2008	24,402,278	$9,370	$4,400,435	$421,215	$281,551	$2,386,884	$7,499,455
Net income for the year	—	—	—	—	—	6,052,110	6,052,110
Allocation of retained earnings to statutory reserve	—	—	—	907,817	—	(907,817)	—
Foreign currency translation adjustment	—	—	—	—	(40,113)	—	(40,113)

Balance as of December 31, 2009	24,402,278	$9,370	$4,400,435	$1,329,032	$241,438	$7,531,177	$13,511,452

Issuance of 332,759 shares in connection with the share exchange transaction on May 24, 2010	332,759	128	—	—	—	—	128
Issuance of 915,085 shares to Maxim Group on May 17, 2010	915,085	351	29,649	—	—	—	30,000
Issuance of 2,079,740 shares to Eastbridge Investment Corporation on May 17, 2010	2,079,740	799	—	—	—	—	799
Issuance of 6,000,000 shares on September 16, 2010	6,000,000	2,304	9,597,696	—			9,600,000
Stock issuance cost related to the private placement on September 16, 2010	—	—	(504,600)	—			(504,600)
Net income for the year	—	—	—	—	—	10,301,196	10,301,196
Allocation of retained earnings to statutory reserve	—	—	—	1,069,432	—	(1,069,432)	—
Foreign currency translation adjustment	—	—	—	—	721,997	—	721,997

Balance as of December 31, 2010	33,729,862	$12,952	$13,523,180	$2,398,464	$963,435	$16,762,941	$33,660,972

The accompanying notes are an integral part of these financial statements.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the years ended December 31

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$10,301,196	$6,052,110

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,356,930	1,075,980
Changes in operating assets and liabilities:

Accounts receivable	(2,196,217)	(1,979,699)

Advances to suppliers	(4,488,039)	(3,407,580)
Prepaid expenses	—	75,078

Other receivables	(689,354)	(76,540)
Inventories	41,817	(14)

Deferred tax assets	(222,237)	78,094
Accounts payable	267,110	16,234
Customer deposit	1,364,028	195,708

Accrued and other liabilities	(276,039)	311,892
Deferred revenue	1,449,454	(520,630)
Taxes payable	3,063,977	1,339,219

CASH PROVIDED BY OPERATING ACTIVITIES	10,972,626	3,159,852

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(8,673,220)	(1,501,212)

Addition of intangible assets	(4,006,992)	(2,529,710)

Payments for leasehold improvements not completed	(6,461,403)	—
Cash used in short-term investments	—	(2,845,939)
Cash received from short-term investment matured	2,068,100	—
Collection of advances/loan to related parties	443,419	1,822,543
Long-term prepaid expenses	—	166,389

CASH USED IN INVESTING ACTIVITIES	(16,630,096)	(4,887,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	9,630,927	—

Payment for stock issuance cost	(504,600)	—

Payment in the escrow account	(520,000)	—
Repayment of bank loans	—	(131,562)

CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES	8,606,327	(131,562)

Effect of exchange rate changes on cash and cash equivalents	678,712	4,022

NET INCREASE (DECREASE) IN CASH	3,627,569	(1,855,617)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$458,645	$2,314,262

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,086,214	$458,645

Supplementary Disclosures for Cash Flow Information:

Interest paid	$—	$2,956

Income taxes paid	$138,709	$806,391

The accompanying notes are an integral part of these financial statements.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements
For the years ended December 31, 2009 and 2010

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

Tsingda Century Investment Consultant of Education Co., Ltd. (“Tsingda Century”) was incorporated on October 23, 2003, in Beijing, the People’s Republic of China (the “PRC”). Beijing Tsingda Century Network Technology Co., Ltd. (“Tsingda Network”), the wholly owned subsidiary of Tsingda Century was incorporated in the PRC on February 14, 2004. Tsingda Century and its subsidiary provide high quality offline and online educational services for students ranging from six to eighteen years of age in the PRC. Tsingda eEDU Corporation (“Tsingda eEDU” or “the Company”, formerly “Compass Acquisition Corporation”) was incorporated in the Cayman Islands on September 27, 2006. The Company was originally organized as a “blank check” company to investigate and acquire a target company or business seeking the advantages of being a publicly held corporation.

Tsing Da Century Education Technology Co., Ltd. (“Tsingda Technology”) was incorporated on December 11, 2009, in the British Virgin Islands, to serve as the intermediate holding company.

Tsingda Century Beijing Management Consulting Co., Ltd. (“Tsingda Management”) was incorporated on November 26, 2007 and was serving as the wholly owned foreign enterprise (“WOFE”) of Tsingda Technology.

On April 22, 2010, Tsingda Century Training School (“Tsingda School”) was incorporated in Beijing, the PRC, and it is a wholly owned subsidiary of Tsingda Century.

As part of the restructuring, on April 26, 2010, Tsingda Management entered into a series of agreements with Tsingda Century and its shareholders, including an Operating Agreement, Proxy Agreement, Consulting Services Agreement, Equity Pledge Agreement and Option Agreement, which entitled Tsingda Management to receive substantially all of the economic benefits of Tsingda Century in consideration for consulting services provided by Tsingda Management to Tsingda Century. An Option Agreement allows Tsingda Management to acquire the shares of Tsingda Century when permitted by the PRC laws. The Proxy Agreement provides Tsingda Management with the voting rights of Tsingda Century’s shareholder and Equity Pledge Agreement pledges the shares in Tsingda Century to Tsingda Management without transferring legal ownership in Tsingda Century to Tsingda Management. Under the Consulting Services Agreement, Tsingda Management is the exclusive service provider, to Tsingda Century, for services, including general business operation, human resources, business development and Tsingda Century is obligated to make regular payments for such services provided. Under the Operating Agreement, Tsingda Century shall not conduct any transactions which may materially affect the assets, obligations, rights or the operations, without the written consent of Tsingda Management and Tsingda Century accepted Tsingda Management’s corporate policy provide by Tsingda Management in connection with Tsingda Century’s daily operations, financial management and the employment and dismissal of Tsingda Century’s employees. Through those agreements, Tsingda Management has the power to direct the activities that most significantly impact the economic performance of Tsingda Century and Tsingda Century became a variable interest entity (“VIE”) and is included in the consolidated group.

As all of the companies are under common control, this structure has been accounted for as a reorganization of entities under common control and the financial statements have been prepared as if the reorganization had occurred retroactively.

On May 24, 2010, the Company and its controlling shareholders entered into a share exchange agreement (the Agreement) with Tsingda Technology and all of the shareholders of Tsingda Technology. Under the Agreement, the Company acquired 100% of the outstanding equity interests of Tsingda Technology in exchange for 244,022.78 preferred shares of the Company. Each such share of preferred stock was convertible into 100 ordinary shares of the Company at such time as the number of authorized ordinary shares is increased. The transaction was closed in May 2010 and was accounted for as a reverse merger with a shell company and a recapitalization of Tsingda Technology. Tsingda eEDU Corporation is the accounting acquiree. Tsingda Tecknology is the accounting acquirer and the surviving entity

On November 15, 2010, the Company’s shareholders approved the change of the Company’s name from “Compass Acquisition Corporation” to “Tsingda eEDU Corporation” and the name change is effective immediately following the shareholder’s approval.

The corporate structure of the Company is as follows:

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S, Generally Accepted Accounting Principles (“US GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“$”).

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, (Tsingda Technology, and Tsingda Management), and Tsingda Century and its subsidiaries, Tsingda Network and Tsingda Century Training School. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the reliability of deferred tax assets; the recoverability of, intangible asset and property, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

RECLASSIFICATION

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the presentation of the current year for the comparative purposes.

RISKS AND UNCERTAINTIES

Tsingda Century and Tsingda Network operate under the authority of business licenses which were granted in 2003, and expire in 2023. Renewal of these licenses will depend on the result of government inspections which are made to ensure environmental laws are not breached.

The officers of the Company control through direct ownership of most of the equity interests of the Company. As a result, insiders will be able to control the outcome of all matters requiring approval of equity owners and will be able to elect all of the Company directors.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

CASH AND CASH EQUIVALENTS

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with original maturity of three months or less, when purchased, to be cash and cash equivalents. The Company maintains cash with various banks and trust companies located in China. Cash accounts are not insured or otherwise protected. Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposit with that particular bank or trust company.

SHORT-TERM INVESTMENTS

The Company invested in a financial product, which is similar to notes receivable, with maturity of four months, provided by a small investment company in China in the year ended December 31, 2009. The short-term investment is recorded at cost which approximates the fair market value. As of December 31, 2010, the short-term investment has been matured and fully collected with a gain of $73,861.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recognized and carried at the invoiced amount less an allowance for uncollectible accounts, as needed. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

ADVANCE TO SUPPLIERS

Advance to suppliers represents the payments made and recorded in advance for goods and services to be received. The Company makes advances to suppliers for advertising, printing and other services and products.

FAIRE VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash, short term investments, accounts receivable and other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2010 and 2009.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment other than leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets as set out below:

	Residual Value	Estimated Useful Life

Office furniture and equipment	5%	5 years
Vehicles	5%	5 years

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

INTANGIBLE ASSETS

Intangibles are the cost of computerized video lessons delivered both online and offline developed by the Company and the acquired intangible assets with finite lives consist of courseware. All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are charged to expenses as incurred. Development costs incurred after technological feasibility of a product has been established and before product sales begin are capitalized and amortized over the estimated life of the product, which thus far has been three years, starting when product sales begin. Technological feasibility is deemed to have been achieved when all the planning, designing, coding, and testing activities necessary to establish that the product can be produced to meet its design specifications have been completed, including functions, features, and technical performance requirements. Acquired coursewares with finite lives are carried at cost, less accumulated amortization and impairment. Amortization of acquired coursewares is calculated on a straight-line basis over three years.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

CUSTOMER DEPOSITS

The Company required certain amount of deposits from its customers and franchised locations. The customer deposits are recorded as a liability when the Company receives it and will be recognized as revenue after the service is rendered.

REVENUE RECOGNITION

Online Courses

The Company provides online education programs to its franchisees, agents and individual customers. Revenue is realized through sales to franchisees and other agents of rights to conduct education services. The Company authorized the franchised locations to use its logo, all education programs and products and the Company receives a onetime licensing fee, annual management fee, and 20% of student generated revenue from the franchised location by providing them prepaid e-cards of 5 times the cash amount. All the mentioned fees are revenues or unearned revenues from the sale of e-cards. Revenue is recognized until the services are consummated upon the e-cards are opened and used by the students to purchase online education courses and is reported net of business tax. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

Virtual Internet Classroom

The Company sold prepaid e-cards to the customers. Revenue is recognized until the services are consummated upon the e-cards are opened and used by the students to purchase online education courses and is reported net of business tax. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

Sales of Materials and Publications

The Company started the sales of self-branded reference books and materials from August 2010. The revenue is recognized upon the products are delivered to the customers. During the year ended December 31, 2010, the revenue generated from sales of materials and publications is less than 10% of the total revenue.

Offline courses

Offline tutorial courses are provided by the Company owned learning centers and the sales was started from November 2010. The revenue is recognized based on the progress of courses the students completed during the period. During the year ended December 31,

2010, the revenue generated from providing offline courses is far below 10% of the total revenue.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company incurred advertising costs of $3,150,215 and $2,086,405 for the years ended December 31, 2010 and 2009, respectively.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

INCOME TAXES

Income taxes are accounted for under the asset and liability method pursuant to ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

OTHER TAXES

The Company generates its income in China where Business Tax, Income Tax, City Construction and Development Tax, and Education Surcharge taxes are applicable.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2010 and 2009, the Company had no common stock equivalents that could potentially dilute future earnings per share.

The Company’s board of directors approved a three-for-one reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock on October 19, 2010. References to shares in the consolidated financial statements and the accompanying notes, including, but not limited to, the number of shares and per share amounts, have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Chinese currency Renminbi as the functional currency, while the Company’s reporting currency is the US dollar. Balance sheet accounts with exception of equity of the subsidiaries are translated at the prevailing exchange rate in effect at each period end, income statement accounts are translated at the average rate of exchange during the period, and equity accounts were stated at their historical exchange rate. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. Translation adjustments are included in the accumulated other comprehensive income in the consolidated statements of shareholders’ equity and comprehensive income.

COMPREHENSIVE INCOME

The Company has adopted ASC220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. The Company’s accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that as of December 31, 2010 and 2009, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates. The carrying amounts of short-term loans approximate their fair values because the applicable interest rates approximate current market rates.

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

PRODUCTS WARRANTIES

Refunds to students who withdraw from offline tutorial courses are rarely made and are made only at the discretion of the Company. For this reason and, since revenue is recognized only as services are provided, no provision is needed for possible withdrawals.

SEGMENT REPORTING

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on US GAAP. The chief operating decision maker now reviews results analyzed by service line. This analysis is only presented at the revenue level with no allocation of direct or indirect costs. Consequently, the Company has determined that it has only one operating segment.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes that none of the recently adopted accounting pronouncements will have a material effect on the Company financial position, results of operations, or cash flows.

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (Now ASC 820), which provides guidance on how to measure assets and liabilities that use fair value. ASC 820 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. The Company also adopted FASB Staff Position (“FSP”) No.FAS 157-2, which allows the Company to partially defer the adoption of ASC820. This FSP defers the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15,2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of ASC 820 did not have an impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (Now ASC 855), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The adoption did not have any impact on the Company’s operating results, financial position or cash flows.

In December 2009, the FASB codified Consolidations – “Improvements to Financial Reporting by Enterprises Involved with VIEs” (ASU 2009-17), guidance which was issued by the FASB in June 2009. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The adoption of this standard will have no material impact on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

As of December 31, 2010 and 2009, accounts receivable consisted of the following:

	December 31, 2010	December 31, 2009

Accounts receivable	$6,555,936	$4,529,511
Allowance for doubtful accounts	—	(301,001)

Accounts receivable, net	$6,555,936	$4,228,510

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

The change in the allowance for doubtful accounts is as follows:

	December 31, 2010	December 31, 2009

Beginning balance	$301,001	$256,486
Provision during the period	—	44,515
Collection during the period	(301,001)	—

Ending balance	$—	$301,001

NOTE 4 - ADVANCES TO SUPPLIERS

Advances to suppliers represent amounts prepaid for advertising, network, rent, store construction and decoration:

	December 31, 2010	December 31, 2009

Advance for lease-hold improvement	$—	$3,071,433
Advance for advertising and printing	3,466,970	11,993
Advance for network service	2,304,492	292,517
Others	2,717,289	504,364

Total	$8,488,751	$3,880,307

NOTE 5 - OTHER ACCOUNTS RECEIVABLE

Other accounts receivable represent the advances to employees and deposits paid to property management companies.

NOTE 6 – SHAREHOLDER ADVANCES

Shareholder advances represent the loans provided to one shareholder and executive with no interest and the repayment is due upon request.

NOTE 7- PROPERTYAND EQUIPMENT, NET

Property and equipment at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Office furniture	$7,595	$5,107
Office equipment	3,710,405	3,044,064
Vehicles	143,017	34,976
Leasehold improvement	1,152,683	101,450
Construction in progress	6,844,359	—

Total property and equipment	11,858,059	3,185,597

Accumulated depreciation	(1,205,229)	(428,210)

Total property and equipment, net	$10,652,830	$2,757,387

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

Depreciation expense for the years ended December 31, 2010 and 2009 were allocated to the following expense items respectively:

	December 31, 2010	December 31, 2009

COGS	$101,880	$33,798
Selling expense	1,399	—
General and administrative	643,321	314,482

Total	$746,600	$348,280

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Self-developed courseware	$379,435	$267,937
Purchased courseware	6,507,896	2,964,901
Management software	874,610	680,542
Purchased technology	150,996	146,259

Intangible assets, total	7,912,937	4,059,639
Accumulated amortization	(2,890,954)	(1,205,873)

Intangible assets, net	$5,021,983	$2,853,766

The amortization expenses for the years ended December 31, 2010 and 2009 are $1,610,330 and $727,700, respectively.

NOTE 9 – PRIVATE PLACEMENT

On September 16, 2010, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain investors (“Investors”) pursuant to which the Company completed an offering (“Offering”) of units (“Units”) for total gross proceeds of $9,600,000. Each Unit is priced at $1.60 and consists of one (1) ordinary share, par value $0.000384 per share (“Ordinary Shares”), and a Series A Stock Purchase Warrant (“Warrants”) to purchase 0.35 of one Ordinary Share. The initial Warrant exercise price is $2.08 per share on a post split basis. An aggregate of 6,000,000 units were sold, resulted in the sale of 6,000,000 Ordinary Shares and Warrants to purchase 2,100,000 Ordinary Shares at $2.08.

In connection with the private placement, the Company held back and placed in an escrow account an aggregate amount of $520,000, pursuant to the agreement entered with the Lead Purchaser of the Offering. The escrowed amount will be proportionally released upon the Company satisfying one or all conditions as set forth below prior to June 30, 2011.

(a)	At such time as the Company engages an investor relations firm reasonably acceptable to the Lead Purchaser;

(b)

At such time as the Company provides the Lead Purchaser with evidence that is reasonably satisfactory to the Lead Purchaser indicating that Circular 75 filings have been approved by the PRC government;

(c)

At such time as the Company provides the Lead Purchaser with documentation demonstrating that the business license of the Beijing Tsingda Century Investment Consultant of Education Co., Ltd. has amended to clarify to the Lead Purchaser’s reasonable satisfaction that the VIE subsidiaries are properly authorized to engage in its current business;

(d)

At such time as the Company provides the Lead Purchaser with written confirmation that (i) an independent auditing firm reasonably satisfactory to the Lead Purchaser has been engaged; and (ii) a law firm reasonably satisfactory to the Lead Purchaser has been engaged in connection with the Company’s initial public offering.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

NOTE 10 – SHAREHOLDER’S EQUITY

On May 17, 2010, the Company issued 915,085 ordinary shares (adjusted to reflect the 3 for 1 reverse split) for $30,000 in cash to a group associated with the firm that is the placement agent of a private placement offering of Company equity securities, which offering is described in the following paragraphs. Also on May 17, 2010, the Company issued 2,079,740 ordinary shares (adjusted to reflect the 3 for 1 reverse split) to Eastbridge Investment Group Corporation, in return for services. The value of these shares, $1,477,000, was charged to expense prior to the reverse merger.

On May 24, 2010, the Company and its controlling shareholders entered into a share exchange agreement (the Agreement) with Tsingda Technology and all of the shareholders of Tsingda Technology. Under the Agreement, the Company acquired 100% of the outstanding equity interests of Tsingda Technology in exchange for 244,022.78 preferred shares of the Company. Each such share of preferred stock was convertible into 100 ordinary shares of the Company at such time as the number of authorized ordinary shares is increased. The transaction was closed in May 2010 and was accounted for as a reverse merger with a shell company and a recapitalization of Tsingda Technology. Tsingda eEDU Corporation is the accounting acquiree. Tsingda Technology is the accounting acquirer and the surviving entity.

On November 15, 2010, the Company’s shareholders approved a three-for-one reverse split of the Company’s issued and outstanding Ordinary Shares (and to increase the amount of the Company’s authorized Ordinary Shares from thirty-nine million sixty-two thousand five hundred shares (39,062,500); to one hundred million (100,000,000) shares.

As result of the reverse split and increase in share capital, the par value of the Company’s Ordinary Shares change from US$0.000128 per share to US$0.000384 per share and the Company’s total number of authorized Ordinary Shares authorized increased to 100,000,000 Ordinary Shares. At the same time, all the preferred stock automatically converted to ordinary shares at the ratio of one share of preferred stock to 100 ordinary shares.

All ordinary share data has been retroactively restated for the periods presented to reflect the Reverse Stock Split.

NOTE 11 - STATUTORY RESERVE

In accordance with the relevant laws and regulations of the PRC, the Company’s PRC subsidiaries are required to transfer 10% of their respective after tax profit, as determined in accordance with PRC accounting standards and regulations, to a general reserve fund until the balance of the fund reaches 50% of the registered capital of the respective subsidiary. The transfer to this general reserve fund must be made before distribution of dividends can be made. As of December 31, 2010, the registered capitals of Tsingda Century and Tsingda Network are $4,421,156 and $588,235, respectively, and both companies have made the required allocations to the general reserves. As of December 31, 2010 and 2009, the PRC subsidiaries had appropriated $1,955,454 and $886,021, respectively to the general reserve funds, which are restricted from being distributed to the Company. General reserve funds are restricted for set off against losses, expansion of production and operation or increase in registered capital of the respective company. These reserves are therefore not available for distribution except in liquidation.

Further, the PRC subsidiaries may, at the discretion of the enterprise, make appropriations to a staff welfare and bonus reserve in accordance with the relevant laws and regulations in the PRC. The appropriation to staff welfare and bonus reserve is recognized as an expense as it is a current liability to the employees. For the years ended December 31, 2010 and 2009, the PRC subsidiaries made appropriations to the staff welfare and bonus reserve of $0 and $443,010, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, the advances to shareholders and executives are $37,749 and $476,220, respectively. During the year ended December 31, 2010 and 2009, the additional advances were paid the shareholders executives at amount of $234,315 and $302,426, respectively; and the repayments to the Company were amounted to $688,209 and $2,015,205, respectively.

Management subsequently evaluated this transaction and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002. Management is taking actions to reduce and eliminate such transactions.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

NOTE 13 - INCOME TAXES

The Company is incorporated in the Cayman Islands, and is not subject to tax on income or capital gain under the current laws of the Cayman Islands. In addition, upon payment of dividends by the Company to its shareholders, no Cayman Islands withholding tax is imposed. The Company’s other subsidiaries are subject to income tax as described below.

British Virgin Islands (“BVI”)

Under the current laws of BVI, our BVI subsidiaries are not subject to tax on income or capital gain. In addition, payments of dividends by our BVI subsidiaries to their shareholders are not subject to withholding tax in the BVI.

PRC

Prior to January 1, 2008, the Company was governed by the previous Income Tax Law (the “Previous Tax Law”) of China. Under the Previous Tax Law, the Company’s PRC subsidiaries, Tsingda Management, Tsingda Century and Tsingda network, were entitled various preferential tax treatments.

On March 16, 2007, the National People’s Congress passed the new Enterprise Income Tax law (the “new EIT law”) which imposes a single income tax rate of 25% for most domestic enterprises and foreign investment enterprises. The new EIT law was effective as of January 1, 2008. The new EIT law provides a five-year transition period from its effective date for those enterprises which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. Further, according to the new EIT law, entities that qualify as “High and New Technology Enterprises” are entitled to the preferential EIT rate of 15%. Tsingda Century has received approval for the status as a “High and New Technology Enterprises”. The status is valid for three years starting from June 2009 and will be renewed after evaluation by relevant government authorities every three years. Further, on December 26, 2007, the PRC government passed the detailed implementing rules which allow enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules. As a result, under the new EIT law, Tsingda Century’s tax rate are 15% for the calendar years from 2010 to 2012 and subject to renewal of the status of “High and New Technology Enterprises” after calendar year 2012; and Tsingda Network and Tsingda School’s tax rates are 25%. Tsingda Management’s tax rates are 22% and 24% for 2010 and 2011 and 25% thereafter. For the year ended December 31, 2010 and 2009, Tsingda Management, Tsingda Network and Tsingda School did not generate any taxable income.

The new EIT Law also provides that an enterprise established under the laws of foreign countries or regions but whose “de facto management body” is located in the PRC be treated as a resident enterprise for PRC tax purposes and consequently be subject to the PRC income tax at the rate of 25% for its worldwide income. The Implementing Rules of the new EIT Law merely defines the location of the “de facto management body” as “the place where the exercising, in substance, of the overall management and control of the production and business operation, personnel, accounting, properties, etc., of a non-PRC company is located.” On April 22, 2009, the PRC State Administration of Taxation further issued a notice entitled “Notice Regarding Recognizing Offshore-Established Enterprises Controlled by PRC Shareholders as Resident Enterprises Based on Their Place of Effective Management.” Under this notice, a foreign company controlled by a PRC company or a group of PRC companies shall be deemed as a PRC resident enterprise, if (i) the senior management and the core management departments in charge of its daily operations mainly function in the PRC; (ii) its financial decisions and human resource decisions are subject to decisions or approvals of persons or institutions in the PRC; (iii) its major assets, accounting books, company seals, minutes and files of board meetings and shareholders’ meetings are located or kept in the PRC; and (iv) more than half of the directors or senior management personnel with voting rights reside in the PRC. Based on a review of surrounding facts and circumstances, the Company does not believe that it is likely that its operations outside of the PRC should be considered a resident enterprise for PRC tax purposes. However, due to limited guidance and implementation history of the new EIT Law, should the Company be treated as a resident enterprise for PRC tax purposes, the Company will be subject to PRC tax on worldwide income at a uniform tax rate of 25% retroactive to January 1, 2008.

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The Cayman Islands, where the Company is incorporated, does not have such tax treaty with China.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

The provision for taxes on earnings consisted of:

	December 31, 2010	December 31, 2009

PRC Enterprise Income Tax	$1,834,541	$1,068,020
United States Federal Income Tax	—	—

Income tax, net	$1,834,541	$1,068,020

Income tax expense, which is all incurred in the PRC, consists of:

	December 31, 2010	December 31, 2009

Current income tax expense	$2,061,609	$989,925
Deferred income tax expense(benefit)	(227,068)	78,095

Income tax, net	$1,834,541	$1,068,020

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	December 31, 2010	December 31, 2009

U.S. Federal income tax statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Preferential tax rate	-10%	-10%

Effective tax rate	15%	15%

The tax effect of temporary differences that gives rise to significant portions of the deferred income tax assets are presented below:

	December 31, 2010	December 31, 2009

Deferred tax assets:
Deferred revenue	$382,758	$155,690

Deferred tax assets, total	$382,758	$155,690

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 14 - COMMITMENTS AND CONTINGECIES

Lease Obligations

The Company has entered into multiple lease agreements for the lease of premises for company directly owned learning centers. As of December 31, 2010, the Company’s commitments for minimum lease payments under these un-revocable operating leases for the next five years are as follows:

Year ending December 31,	Payments Due

2011	$4,583,755

2012	5,165,630

2013 to 2015	12,241,591

Total	$21,990,976

Tax issues

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

NOTE 15 - CONCENTRATIONS

Major Customers and Vendors

For the year ended December 31, 2010 and 2009, no individual customers contributed more than 10% of the Company’s revenue.

For the year ended December 31, 2010, purchase (net of VAT) from 2 vendors accounted for 27.3% of the total net purchase of the Company. For the year ended December 31, 2009, purchase (net of VAT) from 3 vendors accounted for 71.24% of the total net purchase of the Company.

NOTE 16 – OPERATING RISKS

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company’s common stock could lose their entire investment.

Country Risk

The Company has significant operating risk in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

Exchange Risk

The Company cannot guarantee the Renminbi and US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollar. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, short term investments, accounts receivable and advances to suppliers. However, all of the assets of Tsingda Century, Tsingda Network and Tsingda Century Training School, are located in the PRC and cash balances are on deposit at financial institutions in the PRC, the currency of which is not free trading. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guarantee that Chinese currency can be converted to U.S. or other currencies.

NOTE 17 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of Tsingda eEDU Corporation exceed 25% of the consolidated net assets of Tsingda eEDU Corporation. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Condensed Parent Company Balance Sheets
(Stated in US dollars)

	December 31, 2010	December 31, 2009

ASSETS
Current assets

Receivable from escrow account	$520,479	$—

Investment in subsidiaries	33,140,493	13,511,452

TOTAL ASSETS	33,660,972	13,511,452

SHAREHOLDERS’ EQUITY

Preferred stock: 781,250 shares of $.000128 par value authorized; None shares issued and outstanding	$—	$—
Common Stock (par value $0.000384 per share; 100,000,000 shares authorized; 33,729,862 and 24,402,278 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	12,952	9,370

Additional paid in capital	13,523,180	4,400,435

Statutory reserve	2,398,464	1,329,032
Accumulated other comprehensive income	963,435	241,438

Retained deficits	16,762,941	7,531,177

TOTAL SHAREHOLDERS’ EQUITY	33,660,972	13,511,452

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,660,972	$13,511,452

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITION CORPORATION”)
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2009 and 2010

TSINGDA EEDU CORPORATION
(FORMERLY “COMPASS ACQUISITON CORPORATIOIN”)
Condensed Parent Company Statements of Operations
(Stated in US dollars)

	For the Years Ended December 31,

	2010	2009

Operating Expenses

General and administrative expenses	10,475	—

Total expenses	10,475	—

Other income	62	—
Equity in undistributed income of subsidiaries	10,301,196	6,052,110

Net income	$10,290,783	$6,052,110

Condensed Parent Company Statements of Cash Flows
(Stated in US Dollars)

	For the years ended December 31

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$10,290,783	$6,052,110
Other income	(479)
Equity in undistributed income of subsidiaries	(10,301,196)	(6,052,110)

CASH USED IN OPERATING ACTIVITIES	(10,892)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(8,595,435)	—

CASH USED IN INVESTING ACTIVITIES	(8,595,435)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	9,630,927	—
Payment for stock issuance cost	(504,600)	—
Payment in escrow accounts	(520,000)	—

CASH USED IN FINANCING ACTIVITIES	8,606,327	—

NET INCREASE (DECREASE) IN CASH	—	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$—	$—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 11, 2011

/s/ Zhang Hui

Zhang Hui
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhang Hui	Chief Executive Officer	March 11, 2011
and Chairman of the Board
Zhang Hui

/s/ Kang Chungmai	Chief Financial Officer and	March 11, 2011
Secretary
Kang Chungmai

/s/ Liu Juntao	Executive Vice President and	March 11, 2011
Director
Liu Juntao

/s/ Norm Klein	Director	March 11, 2011

Norm Klein

/s/ David Bolocan	Director	March 11, 2011

David Bolocan

/s/ Bi Cheng	Director	March 11, 2011

Bi Cheng