Form 10-Q
period 2011-03-31
Tsingda eEDU Corp
filed 2011-05-16
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52347

TSINGDA EEDU CORPORATION
 (Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,729,862 ordinary shares, par value $0.000128 per share, as of May 11, 2011.

PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

Tsingda eEDU Corporation
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2011	December 31, 2010

	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$2,752,473	$4,086,214
Accounts receivable, net	7,670,825	6,555,936
Advances to suppliers	9,763,337	8,488,751
Other receivables	1,004,606	1,103,083
Receivable from escrow account	100,000	520,000
Stockholder advances	134,691	37,749
Deferred tax assets	226,488	382,758

Total Current Assets	21,652,420	21,174,491

Advances for leasehold improvements	4,051,538	6,604,628
Property, plant and equipment, net	14,290,645	10,652,830
Intangible assets, net	5,591,534	5,021,983

TOTAL ASSETS	$45,586,137	$43,453,932

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	513,456	305,165
Customer deposit	1,616,851	1,642,642
Taxes payable	5,574,702	5,070,919
Accrued and other liabilities	339,150	222,512
Deferred revenue	1,509,920	2,551,722

Total Current Liabilities	9,554,079	9,792,960

SHAREHOLDERS’ EQUITY
Preferred stock: 781,250 shares of $.000128 par value authorized; None shares issued and outstanding	$—	$—

Common Stock (par value $0.000384 per share; 100,000,000 shares authorized; 33,729,862 shares issued and outstanding as of March 31, 2011 and December 31, 2010)	12,952	12,952
Additional paid in capital	13,523,180	13,523,180
Statutory reserves	2,398,464	2,398,464
Retained earnings	19,044,057	16,762,941
Accumulated other comprehensive income	1,053,405	963,435

TOTAL SHAREHOLDERS’ EQUITY	36,032,058	33,660,972

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,586,137	$43,453,932

The accompanying notes are an integrated part of these unaudited consolidated financial statements

Tsingda eEDU Corporation
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended March 31,

	2011	2010

	(Unaudited)	(Unaudited)

Sales revenue	$8,229,347	$3,670,236
Cost of revenue	2,202,001	821,170

Gross Profit	6,027,346	2,849,066

Operating expenses
Selling expenses	1,744,548	573,442
General and administrative expenses	1,598,721	324,893

Total operating expenses	3,343,269	898,335

Income from operations	2,684,077	1,950,731

Interest income	639	10
Other expenses	(369)	(908)

Income before income tax	2,684,347	1,949,833
Income tax expenses	403,206	293,105

Net Income	$2,281,141	$1,656,728

Other comprehensive income
Foreign currency translation adjustments	89,970	147,448

Total Comprehensive Income	$2,371,111	$1,804,176

Earnings per share, Basic and diluted	$0.07	$0.07
Average number of weighted average shares, Basic and diluted	33,729,862	24,402,278

The accompanying notes are an integrated part of these unaudited consolidated financial statements

Tsingda eEDU Corporation
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Three Months Ended March 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,281,141	$1,656,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	673,273	538,494
Changes in operating assets and liabilities:

Accounts receivable	(1,048,594)	(1,180,638)
Advances to suppliers	(1,188,746)	751,610
Other receivables	114,890	106,015
Inventories	—	(53)
Deferred tax assets	160,141	80,839
Accounts payable	205,205	174,219
Customer deposit	(42,402)	14,672
Accrued and other liabilities	84,686	(74,789)
Taxes payable	452,505	406,722

Deferred revenue	(1,062,324)	(538,858)

CASH PROVIDED BY OPERATING ACTIVITIES	629,775	1,934,961

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(3,710,642)	(1,480,398)
Addition of intangible assets	(1,057,908)	(22,591)
Payments for leasehold improvements not completed	2,606,915	—
Cash used in short-term investments	—	(585,909)
Advances/loans to related parties	(96,083)	—
Collection of advances/loan to related parties	29,702	80,933

CASH USED IN INVESTING ACTIVITIES	(2,228,016)	(2,007,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash release from escrow accounts	420,000	—

CASH PROVIDED BY FINANCING ACTIVITIES	420,000	—

Effect of exchange rate changes on cash and cash equivalents	(155,500)	317,572

NET INCREASE (DECREASE) IN CASH	(1,333,741)	244,568
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,086,214	$458,645

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,752,473	$703,213

Supplementary Disclosures for Cash Flow Information:

Income taxes paid	$142,509	$137,537

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

On May 24, 2010, the Company and its controlling shareholders entered into a share exchange agreement (the Agreement) with Tsingda Technology and all of the shareholders of Tsingda Technology. Under the Agreement, the Company acquired 100% of the outstanding equity interests of Tsingda Technology in exchange for 244,022.78 preferred shares of the Company. Each such share of preferred stock was convertible into 100 ordinary shares of the Company at such time as the number of authorized ordinary shares is increased. The transaction closed in May 2010 and was accounted for as a reverse merger with a shell company and a recapitalization of Tsingda Technology. Tsingda eEDU Corporation is the accounting acquiree. Tsingda Technology is the accounting acquirer and the surviving entity.

The corporate structure of the Company is as follows:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Tsingda eEdu Corporation as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, (Tsingda Technology, and Tsingda Management), and Tsingda Century and its subsidiaries, Tsingda Network and Tsingda Century Training School. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the reliability of deferred tax assets; the recoverability of intangible asset and property, plant and equipment; and accruals for income tax uncertainties and other contingencies.

REVENUE RECOGNITION

Online Courses

The Company provides online education programs to its franchisees, agents and individual customers. Revenue is realized through sales to franchisees and other agents of rights to conduct education services. The Company authorized the franchised locations to use its logo, all education programs and products and the Company receives a onetime licensing fee, annual management fee, and 20% of student generated revenue from the franchised location by providing them prepaid e-cards of 5 times the cash amount. All the mentioned fees are revenues or unearned revenues from the sale of e-cards. Revenue is recognized when the services are consummated when the e-cards are opened and used by the students to purchase online education courses and is reported net of business tax. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

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

Sales of Materials and Publications

The revenue is recognized when the products are delivered to the customers.

Offline courses

Offline tutorial courses are provided by the Company owned learning centers and the revenue is recognized based on the progress of courses the students completed during the period.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Three months ended March 31, 2010	6.8263	6.8272
Three months ended March 31, 2011	6.5564	6.5889

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

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2011 and 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share.

NOTE 3 - ADVANCES TO SUPPLIERS

Advances to suppliers represent amounts prepaid for advertising, network, rent, store construction and decoration:

	March 31, 2011	December 31, 2010

Advance for advertising and printing	$4,744,417	$3,466,970
Advance for network service	3,041,629	2,304,492
Others	1,977,291	2,717,289

Total	$9,763,337	$8,488,751

NOTE 4 – SHAREHOLDER ADVANCES

Shareholder advances represent the advances paid to one shareholder and executive to be used for the Company’s operation and travelling arrangement.

As of the date of this report, the remained advances of $134,692 have been fully repaid to the Company.

NOTE 5 - INCOME TAXES

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

The provision for taxes on earnings consisted of:

	March 31 2011	March 31, 2010

PRC Enterprise Income Tax	$403,206	$293,105
United States Federal Income Tax	—	—

Income tax, net	$403,206	$293,105

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	March 31, 2011	March 31, 2010

U.S. Federal income tax statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Preferential tax rate	-10%	-10%

Effective tax rate	15%	15%

The tax effect of temporary differences that gives rise to significant portions of the deferred income tax assets are presented below:

	March 31, 2011	December 31, 2010

Deferred tax assets:
Deferred revenue	$226,488	$382,758

Deferred tax assets, total	$226,488	$382,758

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Registration Statement on Form S-1 filed on October 12, 2010 and the Annual Report on Form 10-K for the year ending December 31, 2010 filed with the Securities and Exchange Commission.

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

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations. As of March, 2011, it has approximately 2,378 learning centers nationwide. It also has developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

Results of Operations (Unaudited) for the Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth key components of Tsingda Education’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

	Three Months Ended March 31,

	2011	2010

	(Unaudited)	(Unaudited)
Sales revenue	$8,229,347	$3,670,236
Cost of revenue	2,202,001	821,170

Gross Profit	6,027,346	2,849,066

Operating expenses
Selling expenses	1,744,548	573,442
General and administrative expenses	1,598,721	324,893

Total operating expenses	3,343,269	898,335

Income from operations	2,684,077	1,950,731
Interest income	639	10
Other expenses	(369)	(908)

Income before income tax	2,684,347	1,949,833
Income tax expenses	403,206	293,105

Net Income	$2,281,141	$1,656,728

Other comprehensive income
Foreign currency translation adjustments	89,970	147,448

Total Comprehensive Income	$2,371,111	$1,804,176

Earnings per share, Basic and diluted	$0.07	$0.07
Average number of weighted average shares, Basic and diluted	33,729,862	24,402,278

Revenues. For the three months ended March 31, 2011, we had revenues of $8,229,347 as compared to revenues of $3,670,236 for the three months ended March 31, 2010, an increase of approximately 124.22%. We experienced strong growth in our revenues during the quarter ended March 31, 2011. This growth is due to an increase in the number of franchise locations for the Company’s offline businesses, along with the continued growth of its online learning platform. As of March 31, 2011, we had 2,347 franchise locations and 31 company owned locations, compared with 1,843 franchise locations and one company owned locations as of March 31, 2010. In addition, our online revenues increased to $1.07 million in the current quarter from $166,597 for the comparable quarter in 2010. We launched our online virtual classroom platform in September 2008.

Expenses. For the three months ended March 31, 2011, we incurred expenses, comprised of selling and general and administrative expenses, of $3,343,269 compared with expenses of $898,335 for the three months ended March 31, 2010, an increase of approximately 272.16%.

Selling expenses include salaries of our sales department and company owned learning centers, advertising, printing, logo manufacturing, transportation and others. For the three months ended March 31, 2011, we had selling expenses of $1,744,548 as compared to $573,442 for the comparable period of the prior year, an increase of 204.22%.

Key components of selling expenses for the three month periods ended March, 2011 and 2010 were:

	Three months ended March 31, 2011	Three months ended March 31, 2010

Salaries and wages	$313,883	$76,523
Advertising	863,563	505,986
Printing	338,068	32,517
Shipping	82,216	13,152

-Salaries and wages increase by approximately 310% for the 2011 period from the comparable 2010 period. The increase represents an increase in our sales personnel at our headquarters consistent with our increased franchise sales and marketing efforts.

-Advertising expenses increased by approximately 70.7% for the 2011 period from the comparable 2010 period. Theses expenses represent third party print media costs related to new company owned centers, as well our ongoing promotional efforts to attract new franchisees.

-Printing expenses increased by approximately 940% for the 2011 period from the comparable 2010 period. These expenses represent internal costs for printing of our company newsletter and other promotional costs related to the enhancement of our brand name and 30 new company owned locations.

-Shipping Expenses increased by 525% for the 2011 period from the comparable 2010 period as a result of increasing sales activities.

General and administrative expenses include rent, salaries, insurance, training and related expenses. For the three months ended March 31, 2011, we had general and administrative expenses of $1,598,721 as compared to $324,893 for the comparable period from the prior year. Key components of general and administrative expenses for the three month periods ended March 31, 2011 and 2010 were:

	Three months ended March 31, 2011	Three months ended March 31, 2010

Office supplies	$109,401	$1,750
Salaries and wages	188,685	93,797
Entertainment expenses	354,448	5,463
Rent	224,621	85,271

-Office supplies increased by 6151% for the 2011 period from the comparable 2010 period. The increase was to satisfy the needs of new company owned locations.

-Salaries and wages increased approximately 101% for the 2011 period from the comparable 2010 period as the company hired more management personnel for 30 new company owned locations.

-Entertainment expenses increased by 6,389% for the 2011 period from the comparable 2010 period, as the company opened more stores and spent more efforts on market promotion during this period.

-Rent expenses increased by approximately 163% for the 2011 period from the comparable 2010 period. These expenses mainly come from the lease of the new Shijingshan administration building.

Income Before Taxes. Income before taxes for the three months ended March 31, 2011 was $2,684,347 compared with $1,949,833 for the comparable period of 2010, which represents an increase of 37.67%.

Provision for Income Tax. For the three months ended March 31, 2011, we had a provision for income tax of $403,206 compared with $293,105 for the comparable period for the prior year. The increase in tax provision is commensurate with the increase in operating income for the current period.

Net Income. For the reasons discussed above, we had net income for three months ended March 31, 2011 of $2,281,141 compared with $1,656,728 for the corresponding quarterly period in 2010, an increase of 37.69%.

Other Comprehensive Income. We had other comprehensive income of $89,970 for the three months ended March 31, 2011 compared with $147,448 during corresponding 2010 as a result of foreign currency translation gain/loss.

Total Comprehensive Income. We had total comprehensive income of $2,371,111 and $1,804,176, respectively, for the three months ended March 31, 2011 and March 31, 2010, representing an increase of 31.42%. The reason for the increase is due to the various reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of March, 2011, we had working capital of $12,098,341 compared with working capital of $11,381,581 as of December 31, 2010.

Changes in our working capital are summarized as follows:

	March 31, 2011 (unaudited)	December 31, 2010 (audited)	Increase in Working Capital

Total current assets	$21,652,420	$21,174,491	$477,929
Total current liabilities	9,554,079	9,792,960	(238,881)
Working Capital	$12,098,341	$11,381,531	$716,810

Our increase in working capital is primarily attributable to a net increase in account receivables of approximately $1,114,889, the result of retaining operating cash flows, and an increase in advances to suppliers of $1,274,586, partially offset by an increase in taxes payable of $503,783, and a decrease of receivable from escrow account of 420,000.

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

The following summarizes the key components of our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,

	2011	2010

Net cash provided by operating activities	$629,775	$1,934,961
Net cash consumed by investing activities	$(2,228,016)	$(2,007,965)
Net cash provided by financing activities	$420,000	$—
Effect on cash of foreign exchange rates	$(155,500)	$317,572
Net change in cash	$(1,333,741)	$244,568
Cash Balance (Beginning of Period)	$4,086,214	$458,645
Cash Balance (End of Period)	$2,752,473	$703,213

The net cash provided by operating activities for the three months ended March 31, 2011 was $629,775, compared with $1,934,961 for the three months ended March 31, 2010. The decrease on the operating cash inflows was primarily due to the increase in advances to suppliers for the three months ended March 31, 2011 compared with nine months ended March 31, 2010.

The net cash consumed by investing activities for the three month ended March 31, 2011 was $2,228,016, compared with $2,007,965 for the three months ended March 31, 2010. The decrease was primarily due to the additions to the intangible assets which were primarily composed on line teaching software and materials and the purchase of property and equipments.

The net cash provided by financing activities for the three months ended March 31, 2011 was $420,000 compared with zero for the three months ended March 31, 2010. The increase was primarily due to the retrieval of $420,000 from escrow account.

The effect on cash of exchange rates was a loss of $155,500 for the three months ended March 31, 2011, compared with $317,572 for the three months ended March 31, 2010.

The difference between the closing balance of cash and cash equivalents for the three months ended March 31, 2011 and 2010 is due to the reasons mentioned above.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended December 31, 2010. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2010 with the SEC on March 11, 2011.

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

Our Principal Executive Officer and Principal Financial Officer determined that our disclosure controls and procedures are not effective due to our lack of formalized policies with respect to such disclosure controls and procedures. Further, as of March 31, 2011, the Company had an advance outstanding in the amount of $134,691 to the chief executive officer, Zhang Hui. As of the date of this report, the entire advance has been repaid to the Company. Management subsequently evaluated this transaction and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002. Management is taking actions to eliminate such transactions in the future.

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

Tsingda eEdu Corporation
(Company)

Date: May 16, 2011	By:	/s/ Zhang Hui

President, Chief Executive Officer and Chairman of the Board

Date: May 16, 2011	By:	/s/ Kang Chungmai

Chief Financial Officer (Principal
Financial and Accounting Officer)