Form 10-Q
period 2011-06-30
Tsingda eEDU Corp
filed 2011-08-15
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 37,629,862 ordinary shares, par value $0.000128 per share, as of August 10, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tsingda eEDU Corporation
(Formerly “Compass Acquisition Corporation”)
Consolidated Balance Sheets
(Stated in US dollars)

	June 30, 2011	December 31, 2010

	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,945,964	$4,086,214
Accounts receivable, net	8,850,671	6,555,936
Advances to suppliers	8,997,363	8,488,751
Other receivables	1,012,263	1,103,083
Receivable from escrow account	100,000	520,000
Stockholder advances	—	37,749
Deferred tax assets	226,727	382,758

Total Current Assets	21,132,988	21,174,491

Advances for leasehold improvements	1,882,641	6,604,628
Property, plant and equipment, net	17,670,314	10,652,830
Intangible assets, Net	8,630,049	5,021,983

TOTAL ASSETS	$49,315,992	$43,453,932

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,158,212	305,165
Customer deposit	1,560,522	1,642,642
Taxes payable	6,312,268	5,070,919
Accrued and other liabilities	349,759	222,512
Deferred revenue	1,511,514	2,551,722

Total Current Liabilities	$10,892,275	$9,792,960

SHAREHOLDERS’ EQUITY
Preferred shares: 781,250 shares of $.000128 par value authorized; None shares issued and outstanding	$—	$—

Ordinary shares (par value $0.000384 per share; 100,000,000 shares authorized; 34,629,862 and 33,729,862 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	13,298	12,952
Additional paid in capital	14,964,950	13,523,180
Statutory reserves	2,398,464	2,398,464
Retained earnings	19,446,504	16,762,941
Accumulated other comprehensive income	1,600,501	963,435

TOTAL SHAREHOLDERS’ EQUITY	38,423,717	33,660,972

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,315,992	$43,453,932

The accompanying notes are an integrated part of these consolidated financial statements

Tsingda eEDU Corporation
(Formerly “Compass Acquisition Corporation”)
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue	$8,861,189	$5,616,047	$17,090,536	$9,467,108
Cost of revenue	2,931,294	739,339	5,133,295	1,458,130

Gross Profit	5,929,895	4,876,708	11,957,241	8,008,978

Operating expenses
Selling expenses	2,617,754	988,690	4,362,302	1,562,132
General and administrative expenses	2,567,683	1,007,747	4,166,404	1,332,640

Total operating expenses	5,185,437	1,996,437	8,528,706	2,894,772

Income from operations	744,458	2,880,271	3,428,535	5,114,206
Interest income	4,177	101,361	4,816	101,361
Other expenses	(19,785)	—	(20,154)	(885)

Income before income tax	728,850	2,981,632	3,413,197	5,214,682
Income tax expenses	326,303	449,817	729,509	784,775

Net Income	$402,547	$2,531,815	$2,683,688	$4,429,907

Other comprehensive income/(loss)

Foreign currency translation adjustments	547,096	127,567	637,066	129,714

Total Comprehensive Income	$949,643	$2,659,382	$3,320,754	$4,559,621

Earnings per share, basic and diluted	$0.01	$0.10	$0.08	$0.17
Average number of weighted average shares, basic and diluted	34,352,939	25,400,553	34,043,122	25,400,553

The accompanying notes are an integrated part of these consolidated financial statements

Tsingda eEDU Corporation
(Formerly “Compass Acquisition Corporation”)
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

			Additional Paid- in Capital	Statutory Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholder’s Equity

	Common Stock
	No. of Shares	Amount

Balance as of December 31, 2010	33,729,862	$12,952	$13,523,180	$2,398,464	$963,435	$16,762,941	$33,660,972
Net income for six months ended June 30, 2011	—	—	—	—	—	2,683,688	2,683,688

Issuance of 900,000 shares to the executives on April 29, 2011	900,000	346	1,439,654	—	—	—	1,440,000

Share-based compensation cost	—	—	2,116	—	—	—	2,116

Foreign currency translation adjustment	—	—	—	—	637,066	—	637,066

Balance as of June 30, 2011	34,629,862	$13,298	$14,964,950	$2,398,464	$1,600,501	$19,446,629	$38,423,842

The accompanying notes are an integrated part of these consolidated financial statements

Tsingda eEDU Corporation
(Formerly “Compass Acquisition Corporation”)
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Six Months Ended June 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,683,688	$4,429,907

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,720,770	684,816
Share-based compensation costs	1,442,116	—
Changes in operating assets and liabilities:
Accounts receivable	(2,141,666)	(173,236)
Advances to suppliers	(310,415)	241,385
Other receivables	128,716	2,014,426
Deferred tax assets	164,968	68,593
Accounts payable	845,922	(11,245)
Customer deposit	(120,473)	(2,739,889)
Accrued and other liabilities	91,960	(146,960)
Taxes payable	1,122,952	1,229,980
Deferred revenue	(1,087,195)	(457,237)

CASH PROVIDED BY OPERATING ACTIVITIES	4,541,343	5,140,540

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(720,404)	(476,343)
Addition of intangible assets	(4,581,785)	(50,171)
Payments for leasehold improvements not completed	(1,882,641)	—
Advances to related parties	(94,961)	—
Collection of advances to related parties	164,783	—

CASH USED IN INVESTING ACTIVITIES	(7,115,008)	(526,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash release from escrow accounts	420,000	—

CASH PROVIDED BY FINANCING ACTIVITIES	420,000	—

Effect of exchange rate changes on cash and cash equivalents	13,415	241

NET INCREASE/(DECREASE) IN CASH	(2,140,250)	4,614,267

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,086,214	$457,219

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,945,964	$5,071,486

Supplementary Disclosures for Cash Flow Information:

Income taxes paid	$414,059	$165,042

The accompanying notes are an integrated part of these consolidated financial statements

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements
June 31, 2011
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

The corporate structure of the Company is as follows:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Tsingda eEDU Corporation (formerly “Compass Acquisition Corporation”) as of June 30, 2011 and for the six month periods ended June 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

Sales of Materials and Publications

The revenue is recognized upon the products are delivered to the customers.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2010	6.8086	6.8347
Six months ended June 30, 2011	6.4716	6.5465

SHARE BASED COMPENSATION

The Company recognizes share-based compensation based on grant date fair value of the award. The Company recognizes compensation cost for an award with only service conditions that have a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substances, multiple awards.

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

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2011 and 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share.

NOTE 3 - ADVANCES TO SUPPLIERS

Advances to suppliers represent amounts prepaid for advertising, network, rent, store construction and decoration:

	June 30, 2011	December 31, 2010

Advance for advertising and printing	$4,391,831	$3,466,970
Advance for network service	3,406,629	2,304,492
Others	1,198,903	2,717,289

Total	$8,997,363	$8,488,751

NOTE 4 – SHAREHOLDER ADVANCES

Shareholder advances represent the money provided to one shareholder and executive and were used for the Company’s operation. During the six month periods ended June 30, 2011 and 2010, the advances were paid to the shareholders and executives at amounts of $94,961 and $0, respectively; and the repayments to the Company were amounted to $164,783 and $0, respectively.

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

The provision for taxes on earnings consisted of:

	Three months ended		Six months ended

	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC Enterprise Income Tax	$326,303	$449,817	$729,509	$784,775
United States Federal Income Tax	—	—	—	—

Income tax, net	$326,303	$449,817	$729,509	$784,775

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Three months ended		Six months ended

	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

U.S. Federal income tax statutory rate	35%	35%	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%	-10%	-10%
Preferential tax rate	-10%	-10%	-10%	-10%
Share-based compensation cost	30%	—	6%	—

Effective tax rate	45%	15%	21%	15%

The tax effect of temporary differences that gives rise to significant portions of the deferred income tax assets are presented below:

	June 30, 2011	December 31, 2010

Deferred tax assets:
Deferred revenue	$226,727	$382,758

Deferred tax assets, total	$226,727	$382,758

NOTE 6 – SHARE-BASED COMPENSATION

On April 29, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”) pursuant to which the Board of Directors may grant ordinary shares and stock options to its employees. The Company granted 900,000 ordinary shares to three executives with no cost and granted one executive 100,000 non-qualified stock options to purchase 100,000 shares of the Company’s ordinary shares at an exercise price of $2 per share. The stock options vest over a term of 5 years.

The fair value of the ordinary shares was estimated on the date of issuance. The amount of compensation cost recognized for the shares issued were $1,440,000 and $0 and were recorded in the general and administrative expenses for the six months ended June 30, 2011 and 2010, respectively.

The Company uses the Black-Sholes option-pricing model to estimate the fair value of its stock options. The fair value of stock options was estimated on the date of grant. Valuation assumptions used in the Black-Sholes option-pricing model for stock options granted include (1) discount rate of 2.13% based upon United States 5- year Treasury yields in effect at the time of the grant; (2) expected term of 5 years; (3) expected volatility of 51% and (4) zero expected dividends. The calculated fair value of the options was $0.63 per share. No stock options were exercised during the six months ended June 30, 2011. The amount of compensation cost recognized for the options granted were $2,116 and $0 and were recorded in the general and administrative expenses for the six months ended June 30, 2011 and 2010, respectively.

No income tax benefit was recognized in the income statement for the share shares and stock options as such compensation expenses were recorded and incurred by Tsingda eEDU Corporation, a Cayman Island incorporated entity.

NOTE 7 – SUBSEQUENT EVENTS

On July 12, 2011, the Company entered into a definitive Securities Purchase Agreement (the “Agreement”) with AMI Corporation (“AMI” or the “Purchaser”). Under this Agreement, the Company sold 3,000,000 ordinary shares to the Purchaser at the price of $4.56 per share receiving total cash proceeds of $13,680,000.

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

COMPANY OVERVIEW

On May 24, 2010, Compass Acquisition Corporation and its controlling shareholders entered into a share exchange agreement (“Share Exchange Agreement”) with Tsing Da Century Education Technology Co. Ltd., a British Virgin Islands business company (“ Tsingda Technology “), and its shareholders. On November 15, 2010, the Company’s shareholders approved the change of the Company’s name from “Compass Acquisition Corporation” to “Tsingda eEDU Corporation” and the name change is effective immediately following the shareholder’s approval.

Tsingda Technology owns 100% of the issued and outstanding capital stock of Beijing Tsingda Century Management Consulting Ltd. (“Tsingda Management “), a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“PRC”). On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co. Ltd (“ Tsingda Education “), a company incorporated under the laws of the PRC, and its shareholders, in which Tsingda Management effectively assumed management of the business activities of Tsingda Education. Beijing Tsingda Century Network Technology Co. Ltd., a PRC company, is a wholly owned subsidiary of Tsingda Education. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which Tsingda Management has the right to advise, consult, manage and operate Tsingda Education for a quarterly fee in the amount of 100% of Tsingda Education’s quarterly, after tax net profits. Additionally, Tsingda Education’s shareholders have pledged their rights, titles and equity interest in Tsingda Education as security for Tsingda Management to collect consulting and service fees through an Equity Pledge Agreement. In order to further reinforce Tsingda Management’s rights to control and operate Tsingda Education, Tsingda Education’s shareholders have granted Tsingda Management the exclusive right and option to acquire all of their equity interests in Tsingda Education through the Option Agreement. As all of the companies are under common control, this structure has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations. As of June 30, 2011, it has approximately 2,496 learning centers nationwide. It also has developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

Results of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

The following table sets forth key components of Tsingda Education’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

Tsingda eEDU Corporation
(Formerly “Compass Acquisition Corporation”)
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue	$8,861,189	$5,616,047	$17,090,536	$9,467,108
Cost of revenue	2,931,294	739,339	5,133,295	1,458,130

Gross Profit	5,929,895	4,876,708	11,957,241	8,008,978

Operating expenses
Selling expenses	2,617,754	988,690	4,362,302	1,562,132
General and administrative expenses	2,567,683	1,007,747	4,166,404	1,332,640

Total operating expenses	5,185,437	1,996,437	8,528,706	2,894,772

Income from operations	744,458	2,880,271	3,428,535	5,114,206
Interest income	4,177	101,361	4,816	101,361
Other expenses	(19,785)	—	(20,154)	(885)

Income before income tax	728,850	2,981,632	3,413,197	5,214,682
Income tax expenses	326,303	449,817	729,509	784,775

Net Income	$402,547	$2,531,815	$2,683,688	$4,429,907

Other comprehensive income/(loss)

Foreign currency translation adjustments	547,096	127,567	637,066	129,714

Total Comprehensive Income	$949,643	$2,659,382	$3,320,754	$4,559,621

Earnings per share, basic and diluted	$0.01	$0.10	$0.08	$0.17
Average number of weighted average shares, basic and diluted	34,352,939	25,400,553	34,043,122	25,400,553

The accompanying notes are an integrated part of these consolidated financial statements

Revenues. For the three months ended June 30, 2011, we had revenues of $8,861,189 as compared to revenues of $5,616,047 for the three months ended June 30, 2010, an increase of approximately 57.78%. For the six months ended June 30, 2011, we had revenues of $17,090,536 as compared to revenues of $9,467,108 for the six months ended June 30, 2010, an increase of approximately 80.53%. We experienced strong growth in our revenues during the second quarter ended June 30, 2011. This growth is due to an increase in the number of franchise locations for the Company’s offline businesses, along with the continued growth of its online learning platform. As of June 30, 2011, we had 2,464 franchise locations and 32 company owned locations, compared with 2,225 franchise locations and three company owned locations respectively as of June 30, 2010. In addition, online revenues for six months ended June 30, 2011 increased to $2,929,007 from $478,032 for the comparable period in 2010. We launched our online virtual classroom platform in September 2008.

Expenses. For the six months ended June 30, 2011, we incurred expenses, composed of selling and general and administrative expenses, of $8,528,706 compared with expenses of $2,894,772 for the six months ended June 30, 2010, an increase of approximately 194.62%. Moreover, for the three months ended June 30, 2011, we incurred expenses, composed of selling and general and administrative expenses, of $5,185,437 compared with expenses of $1,996,437 for the three months ended June 30, 2010, an increase of approximately 159.73%.

Selling expenses include salaries of our sales department and company owned learning centers, advertising, printing, logo manufacturing, transportation and others. For the three months ended June 30, 2011, we had selling expenses of $2,617,754 as compared to $988,690 for the comparable period of the prior year, an increase of 164.77% or $1,629,064. In addition, for the six months ended June 30, 2011, we had selling expenses of $4,362,302 as compared to $1,562,132 for the comparable period of the prior year, an increase of 179.25% or $2,800,170. The increase reflected the marketing efforts spent on two new business projects: the Family Baby Club and Huang Gang Supplementary Education Center, and the continued promotion for our online education platform. The Family Baby Club targets pre-school children from zero to six years old and Huang Gang Supplementary Education Center provides well-regarded supplementary education to high school students. Huang Gang is an area in Hubei, China and is famous for its nationally top-ranked high school and the excellent academic performance of its students. The Education Department of Huang Gang City has reached an agreement with the Company to establish supplemental tutoring programs throughout China started in May 2011.

Key components of selling expenses for the three month periods ended June 30, 2011 and 2010 were:

	Three months ended June 30, 2011	Three months ended June 30, 2010

Salaries and wages	$411,664	$110,344
Advertising	1,598,517	455,763
Printing	324,206	209,776
Shipping	63,646	40,798

Key components of selling expenses for the six month periods ended June 30, 2011 and 2010 were:

	Six months ended June 30, 2011	Six months ended June 30, 2010

Salaries and wages	$725,547	$186,867
Advertising	2,462,080	961,749
Printing	662,274	242,293
Shipping	145,862	53,950

-Salaries and wages increase by approximately 273.07% and 288.27% respectively for the three and six months ended June 30, 2011 from the comparable 2010 periods. The increase represents an increase in our sales personnel at our headquarters consistent with our increased franchise sales and the establishment of two new business projects mentioned above.

-Advertising expenses increase by approximately 250.73% and 156% respectively for the three and six months ended June 30, 2011 from the comparable 2010 periods. Theses expenses represent third party print media costs related to new company-owned centers and the two new business projects, online platform, as well as our ongoing promotional efforts to attract new franchisees.

-Printing expenses increase by approximately 54.55% and 173.34% respectively for the three and six months ended June 30, 2011 from the comparable 2010 periods. These expenses represent internal costs for printing of our company newsletter and other promotional costs related to the enhancement of our brand name and increase in the numbers of newly owned locations, as well as the promotional materials of the two new business projects.

-Shipping Expenses increase by approximately 56% and 170.37% respectively for the three and six months ended June 30, 2011 from the comparable 2010 periods as a result of increasing sales activities.

General and administrative expenses include rent, salaries and wages, insurance, training and related expenses. For the three and six months ended June 30, 2011, we had general and administrative expenses of $2,567,683 and $4,166,404 respectively as compared to $1,007,747 and $1,332,640 respectively for the comparable period from the prior year.

Key components of general and administrative expenses for the three month periods ended June 30, 2011 and 2010 were:

	Three months ended June 30, 2011	Three months ended June 30, 2010

Office supplies	$60,077	$11,237
Salaries and wages	189,681	95,886
Entertainment expenses	84,379	11,941
Rent	78,157	61,298
Share-based compensation cost	1,442,116	—
Depreciation	187,107	146,450
Consulting fee	390,356	8,214

Key components of general and administrative expenses for the six month periods ended June 30, 2011 and 2010 were:

	Six months ended June 30, 2011	Six months ended June 30, 2010

Office supplies	$169,478	$12,987
Salaries and wages	378,366	189,683
Entertainment expenses	438,827	17,404
Rent	302,778	146,569
Share-based compensation cost	1,442,116	—
Depreciation	367,766	293,184
Consulting	701,512	41,105

-Office supplies increased by 434.63% and 1,205% respectively for the three and six months ended June 30, 2011 from the comparable 2010 periods. The increase was to satisfy the needs of newly owned locations and the two new business projects as mentioned above.

-Salaries and wages increased by 97.82% and 99.47% respectively for the three and six months ended June 30, 2011 from the comparable 2010 period as the company hired more management personnel for newly owned locations and two new business projects.

-Entertainment expenses increased by 606.63% and 2,421.41% respectively for the three and six months ended June 30, 2011 from the comparable 2010 period as the company opened more stores and spent more efforts on market promotion during this period.

-Rent increased by 27.52% and 106.58% respectively for the three and six months ended June 30, 2011 from the comparable 2010 period. These expenses mainly come from the lease of the new Shijingshan Headquarter-Tsingda Century Plaza.

-The Company granted 3 executives 900,000 shares with no cost and 100,000 on April 29, 2011 pursuant to the 2011 Equity Incentive Plan. The stock options are exercisable at $2 per share and vest over a term of 5 years. The Company valuates the fair value of the shares and stock options granted at the grant date using the Black-Sholes option-pricing model and the total cost of $1,442,116 was recorded in the three and six month period ended June 30, 2011 and $0 was recorded in the three and six month period ended June 30, 2010.

-Depreciation increased by 27.76% and 25.44% respectively for the three and six months ended June 30, 2011 from the comparable 2010 periods as the company bought more fixed assets for newly owned locations and two new business projects, Family Baby Club and Huanggang School.

-Consulting expenses increased by 4652.33% and 1606.63% respectively for the three and six months ended June 30, 2011 from the comparable 2010 periods as the company engaged more third-party consulting services related to Finance, IT and HR in lines with the expansion of business.

Income Before Taxes. Income before taxes for the three and six months ended June 30, 2011 was $728,850 and $3,413,197 respectively compared with $2,981,632 and $5,214,682 respectively for the comparable period of 2010.

Net Income. For the reasons discussed above, we had net income for three and six months ended June 30, 2011 of $402,547 and $2,683,688, respectively, compared with $2,531,815 and $4,429,907 respectively for the corresponding quarterly period in 2010. The first reason for the decrease in net income was the increase in selling expenses. The increase of $1,629,064 and $2,800,170 in selling expenses respectively for the three and six months ended June 30, 2011 was utilized to promote our online education platform and two new business projects to prepare for the summer vacation – generally the best season of the year for our business. We expect such expenditures will boost the Company’s revenue and net profits in the second half of the year. In addition, the decrease was partially due to our adoption of the 2011 Equity Incentive Plan (the Plan) under which the Board of Directors may issue shares and grant stock options to senior management. Under the Plan, 900,000 ordinary shares were issued to three key executives as of April 29, 2011 with no cost, and granted one executive 100,000 non-qualified stock options to purchase 100,000 shares of the Company’s ordinary shares at an exercise price of $2 per share, calculated based on the Black-Scholes pricing model. The calculated fair value of the options was $0.63 per share. The amount of compensation cost recognized for the options granted was $2,116 and recorded in the general and administrative expenses for the three months ended June 30, 2011. The amount of compensation cost recognized for the shares issued was $1,440,000 and recorded in general and administrative expenses for the three months ended June 30, 2011.

Other Comprehensive Income. We had other comprehensive income of $547,096 and $637,066 respectively for the three and six months ended June 30, 2011 compared with $127,567 and $129,714 respectively during corresponding 2010 periods as a result of foreign currency translation gain/loss.

Total Comprehensive Income. We had total comprehensive income of $949,643 and $3,320,754 respectively for the three and six months ended June 30, 2011, representing a decrease of 64.29% and 27.18%. The reason for the decrease is due to the various reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had working capital of $10,240,713 compared with working capital of $11,381,581 as of December 31, 2010. Changes in our working capital are summarized as follows:

	June 30, 2011 (unaudited)	December 31, 2010 (audited)	Increase in Working Capital

Total current assets	$21,132,988	21,174,491	(41,503)
Total current liabilities	10,892,275	9,792,960	(1,099,315)
Working Capital	$10,240,713	11,381,531	(1,140,818)

Our decrease in working capital is primarily attributable to the decrease in advances for leasehold improvements and the decrease in cash and cash equivalents of approximately $4,721,987 and $2,140,250 respectively. The decrease was reflected by an increase of $7,017,484 in the value of property, plant and equipment resulting from certain improvements to the new office building. The improvements to the new office building are a temporary factor on our working capital and such improvements will be completed in the third quarter of 2011. In addition, tax payable and account payable were increased by $1,241,349 and $853,047, respectively. While tax payable reflects the increase in revenue and business tax, account payable was increased due to the improvements of the new office building and our internet infrastructure environment.

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

The following summarizes the key components of our cash flows for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30

	2011	2010

Net cash provided by operating activities	$3,911,568	$3,205,579
Net cash consumed by investing activities	$(4,886,992)	$1,481,451
Net cash provided by financing activities	$—	$—
Effect on cash of foreign exchange rates	$168,915	$(317,331)
Net change in cash	$(806,509)	$4,368,273
Cash Balance (Beginning of Period)	$2,752,473	$703,213
Cash Balance (End of Period)	$1,945,964	$5,071,486

The following summarizes the key components of our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30

	2011	2010

Net cash provided by operating activities	$4,541,343	$5,140,540
Net cash consumed by investing activities	$(7,115,008)	$(526,514)
Net cash provided by financing activities	$420,000	$—
Effect on cash of foreign exchange rates	$13,415	$241
Net change in cash	$(2,140,250)	$4,614,267
Cash Balance (Beginning of Period)	$4,086,214	$457,219
Cash Balance (End of Period)	$1,945,964	$5,071,486

The net cash provided by operating activities for the three and six months ended June 30, 2011 were $3,911,568 and $4,541,343, respectively, compared with $3,205,579 and $5,140,540, respectively, for the comparable periods in 2010. The increase on the operating cash inflows primarily reflected the results of revenue increase and expenses of market promotion activities and the implementation of share incentive plan as mentioned above.

The net cash consumed by investing activities for the three and six months ended June 30, 2011 were $4,886,992 and $7,115,008 respectively, compared with $1,481,451 and -$526,514 respectively for the comparable periods in 2010. The decrease was primarily due to the additions to the intangible assets which were primarily composed on line teaching software and materials and the purchase of property and equipments for new office location.

The net cash provided by financing activities for the six months ended June 30, 2011 was $420,000 compared with zero for the six months ended June 30, 2010. The increase was primarily due to the retrieval of $420,000 from the escrow account.

The effect on cash of exchange rates was a gain of $168,915 and $13,415 for the three and six months ended June 30, 2011 respectively, compared with ($317,331)and $241 respectively for the comparable periods in 2010.

The difference between the closing balance of cash and cash equivalents for the three months ended June 30, 2011 and 2010 is due to the reasons mentioned above.

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

Our Principal Executive Officer and Principal Financial Officer determined that our disclosure controls and procedures are not effective due to our lack of formalized policies with respect to such disclosure controls and procedures. Further, as of June 30, 2011, the Company had an advance outstanding in the amount of $134,691to the chief executive officer, Zhang Hui. As of the date of this report, the entire advance has been repaid to the Company. Management subsequently evaluated this transaction and determined that the transfers violated Section 402 of the Sarbanes-Oxley Act of 2002. Management is taking actions to eliminate such transactions in the future.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting as of the end of the period covered by this report as such term is defined in Rule 13a-15(f) of the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed in our current report on Form 8-K filed on July 26, 2011, no other unregistered sales of equity securities was made during the period covered by this report.

Item 3. Defaults upon Senior Securities

Other than disclosed in Company’s Form 8-K filings with the Securities and Exchange Commission there have been no defaults in any material payments during the covered period.

Item 4. (Removed and Reserved).

Item 5. Other Information

Item 6. Exhibits

4.1	2011 Equity Incentive Plan (1)
10.1	Securities Purchase Agreement dated July 12, 2011 by and between the Company and AMI. (2)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC on May 27, 2011.
(2) Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2011.
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tsingda eEdu Corporation
(Company)

Date: August 15, 2011	By: /s/ Zhang Hui

President, Chief Executive Officer and Chairman of the Board

Date: August 15, 2011	By: /s/ Kang Chungmai

Chief Financial Officer (Principal
Financial and Accounting Officer)