Form 10-Q/A
period 2011-06-30
Tsingda eEDU Corp
filed 2011-09-09
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q/A

(Amendment No. 1)

__________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52347

__________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,754,862 ordinary shares, par value $0.000128 per share, as of September 7, 2011.

TABLE OF CONTENTS

TABLE OF CONTENTS

ITEM 6. EXHIBITS

SIGNATURES

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE

Tsingda eEdu Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011(the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 15, 2011, solely to furnish Exhibit 101 XBRL interactive data files in accordance with Rule 405 of Regulation S-T. This amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit
No.	Description

4.1*	2011 Equity Incentive Plan (1)
10.1*	Securities Purchase Agreement dated July 12, 2011 by and between the Company and AMI. (2)
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1) Filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC on May 27, 2011.
(2) Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2011.
* Previously filed
** Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tsingda eEdu Corporation

Date:	September 9, 2011	By:	/s/ Zhang Hui

President, Chief Executive Officer and Chairman of the Board

Date:	September 9, 2011	By:	/s/ Kang Chungmai

Chief Financial Officer (Principal
Financial and Accounting Officer)