Form 10-Q
period 2011-09-30
Tsingda eEDU Corp
filed 2011-11-14
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,754,862 ordinary shares, par value $0.000384 per share, as of September 30, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tsingda eEDU Corporation
Consolidated Balance Sheets
(Stated in US dollars)

	September 30, 2011	December 31, 2010

	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$8,157,008	$4,086,214
Accounts receivable, net	14,320,540	6,555,936
Advances to suppliers	10,000,444	8,488,751
Other receivables	1,069,022	1,103,083
Receivable from escrow account	100,000	520,000
Stockholder advances	—	37,749
Deferred tax assets	434,698	382,758

Total Current Assets	34,081,712	21,174,491

Advances for leasehold improvements	1,861,115	6,604,628
Prepayment for investment and acquisition	4,200,000	—
Property, plant and equipment, net	18,124,978	10,652,830
Intangible assets, net	9,917,532	5,021,983

TOTAL ASSETS	$68,185,337	$43,453,932

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,690,919	305,165
Customer Deposit	2,546,444	1,642,642
Taxes payable	8,648,817	5,070,919
Accrued and other liabilities	423,103	222,512
Deferred revenue	2,897,984	2,551,722

Total Current Liabilities	$16,207,267	$9,792,960

SHAREHOLDERS’ EQUITY
Preferred stock: 781,250 shares of $.000128 par value authorized; None shares issued and outstanding	$—	$—
Common Stock: par value $0.000384 per share; 100,000,000 shares authorized; 35,754,862 and 33,729,862 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	13,730	12,952
Additional paid in capital	21,365,793	13,523,180
Statutory reserves	2,398,464	2,398,464
Retained earnings	25,802,719	16,762,941
Accumulated other comprehensive income	2,397,364	963,435

TOTAL SHAREHOLDERS’ EQUITY	51,978,070	33,660,972

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,185,337	$43,453,932

The accompanying notes are an integrated part of these unaudited consolidated financial statements.

Tsingda eEDU Corporation
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales revenue	$15,506,300	$9,265,163	$32,596,836	$18,732,271

Cost of revenue	3,575,002	401,583	8,708,297	1,859,713

Gross profit	11,931,298	8,863,580	23,888,539	16,872,558

Operating expenses

Selling expenses	2,961,866	2,935,631	7,324,168	4,497,763
General and administrative expenses	1,484,223	246,211	5,650,627	1,578,851

Total operating expenses	4,446,089	3,181,842	12,974,795	6,076,614

Income from operations	7,485,209	5,681,738	10,913,744	10,795,944

Interest income	447	885	5,263	101,220

Other expenses	(7,753)	(141)	(27,907)	—

Income before income tax	7,477,903	5,682,482	10,891,100	10,897,164

Income tax expenses	1,121,813	655,595	1,851,322	1,440,370

Net income	$6,356,090	$5,026,887	$9,039,778	$9,456,794

Other comprehensive income/(loss)
Foreign currency translation adjustments	806,637	(811,208)	1,433,929	(681,494)

Total Comprehensive Income	$7,162,727	$4,215,679	$10,473,707	$8,775,300

Weighted average number of shares –basic	36,835,959	35,950,246	34,849,367	31,644,339
Weighted average number of shares -diluted	37,677,296	35,950,246	35,690,704	31,644,339
Earnings per share
Basic	$0.17	$0.14	$0.26	$0.30

Diluted	0.17	0.14	0.25	0.30

The accompanying notes are an integrated part of these unaudited consolidated financial statements.

Tsingda eEDU Corporation
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Nine Months Ended September 30,

	2011	2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,039,778	$9,456,794

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,139,112	1,555,058
Stock issuance in exchange for the consulting services	—	799
Share-based compensation costs	1,445,291	—
Deferred tax assets	(35,810)	77,550
Changes in operating assets and liabilities:
Accounts receivable	(7,488,332)	(2,583,393)
Advances to suppliers	(1,153,971)	(5,464,672)
Prepaid expenses	—	(10,040)
Other receivables	102,459	105,533
Accounts payable	1,372,894	5,394
Customer deposits	834,580	663,164
Accrued and other liabilities	160,570	929,114
Taxes payable	3,364,206	2,271,001
Deferred revenue	233,826	(517,002)

CASH PROVIDED BY OPERATING ACTIVITIES	11,014,603	6,489,300

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,661,956)	(646,641)
Addition of intangible assets	(6,661,369)	(3,272,928)
Payments for leasehold improvements not completed	(1,861,115)	(4,762,545)
Cash received for short-term investment matured	—	2,060,286
Cash payment for acquisition deposit	(1,800,000)	—
Cash payment for equity investment deposit	(2,400,000)	—
Advances/loans to related parties	(93,392)	—
Collection of advances/loan to related parties	165,335	—

CASH USED IN INVESTING ACTIVITIES	(14,312,497)	(6,621,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from the private placement	12,585,600	8,591,226
Stock Repurchase	(6,187,500)	—
Cash release from escrow accounts	420,000	—
Repayment to related parties	—	(834,786)

CASH PROVIDED BY FINANCING ACTIVITIES	6,818,100	7,756,440

Effect of exchange rate changes on cash and cash equivalents	$550,588	$(836,854)

NET INCREASE (DECREASE) IN CASH	$4,070,794	$6,787,058

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$4,086,214	$458,645
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,157,008	$7,245,703

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$162,429	$137,755

The accompanying notes are an integrated part of these unaudited consolidated financial statements

Tsingda eEDU Corporation
Consolidated Statements of Shareholders’ Equity
(Stated in US dollars)

	Common Stock		Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholder’s Equity
	No. of Shares	Amount

Balance as of December 31, 2010 (Audited)	$33,729,862	$12,952	$13,523,180	$2,398,464	$963,435	$16,762,941	$33,660,972
Net income for nine months ended September 30, 2011	—	—	—	—	—	9,039,778	9,039,778
Issuance of 900,000 shares to the management on April 29, 2011	900,000	346	1,439,654	—	—	—	1,440,000
Stock based compensation costs	—	—	5,291	—	—	—	5,291

Foreign currency translation adjustment	—	—	—	—	1,433,929	—	1,433,929

Private placement on July 12, 2011	3,000,000	1,152	13,678,848	—	—	—	13,680,000

Stock issuance costs related to the private placement on July 12, 2011	—	—	(1,094,400)	—	—	—	(1,094,400)
Shares repurchased and retired on August 21, 2011	(1,875,000)	(720)	(6,186,780)	—	—	—	(6,187,500)

Balance as of September 30, 2011 (Unaudited)	$35,754,862	$13,730	$21,365,793	$2,398,464	$2,397,364	$25,802,719	$51,978,070

The accompanying notes are an integrated part of these unaudited consolidated financial statements.

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements
September 30, 2011
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

On September 23, 2011, Family Baby Kindergarten (“Family Baby”) was incorporated in Beijing, the PRC, and it is a wholly owned subsidiary of Tsingda Century.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the reliability of deferred tax assets; the recoverability of intangible asset and property, plant and equipment; and accruals for income tax uncertainties and other contingencies

The unaudited interim financial statements of Tsingda eEDU Corporation as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three months and nine months periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, (Tsingda Technology, and Tsingda Management), and Tsingda Century and its subsidiaries, Tsingda Network, Tsingda Century Training School and Family Baby. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the reliability of deferred tax assets; the recoverability of intangible asset and property, plant and equipment; and accruals for income tax uncertainties and other contingencies

Certain expense amounts in the consolidated financial statements for the three and nine months ended September 30, 2010 have been reclassified to conform to the presentation of the three and nine months ended September 30, 2011 for the comparative purposes.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Nine months ended September 30, 2010	6.6981	6.8164

Nine months ended September 31, 2011	6.3549	6.4882

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

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2011, the Company had common stock equivalents that could potentially dilute future earnings per share. See NOTE 10.

NOTE 3 - ADVANCE TO SUPPLIERS

Advance to suppliers represents amounts prepaid for advertising, network and rent.

	September 30, 2011	December 31, 2010

Advance for advertising and printing	$6,035,333	$3,466,970
Advance for network services	3,143,110	2,304,492
Others	822,001	2,717,289

Total	$10,000,444	$8,488,751

NOTE 4 – PREPAYMENTS FOR INVESTMENT AND ACQUISITION

On August 5, 2011, the Company entered into a definitive Investment Agreement (the “Investment Agreement”) with Mr. Guozhen Zhou, the founder of Asia Outstanding Students Admissions Union Ltd. (“AOSA”), a Company registered in British Columbia, Canada. Under the Investment Agreement, both parties agree to invest $5,500,000 in total in AOSA, in which Tsingda will invest $3,000,000, representing 55% of the total equity interest of AOSA. As of September 30, 2011, the Company paid $2,400,000 as the deposit.

On August 10, 2011, the Company entered into a definitive Shares Investment Agreement (the “Acquisition Agreement”) with Beijing YIYING Angel Education Consulting Co., Ltd. (“YIYING Angel”) and Ms. Yitong Chen, the owner of YIYING Angel to acquire 70% equity interest of YIYING Angel at the consideration of $2,800,000 and 200,000 shares options at the exercise price of $5 to be granted to Ms. Yitong Chen. As of September 30, 2011, the Company paid $1,800,000 as the deposit and the options have not been granted.

	September 30, 2011	December 31, 2010

Prepayment for acquisition of YIYING Angel	$1,800,000	$—
Prepayment for investment in AOSA	2,400,000	—

Total	$4,200,000	$—

NOTE 5 – SHAREHOLDER ADVANCES

Shareholder advances represent the money provided to one shareholder and executive and were used for the Company’s operation. During the nine month periods ended September 30, 2011 and 2010, the advances were paid to the shareholders and executives at amounts of $93,392 and $0, respectively; and the repayments to the Company were amounted to $165,335 and $0, respectively.

NOTE 6 - INCOME TAXES

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

On March 16, 2007, the National People’s Congress passed the new Enterprise Income Tax law (the “new EIT law”) which imposes a single income tax rate of 25% for most domestic enterprises and foreign investment enterprises. The new EIT law was effective as of January 1, 2008. The new EIT law provides a five-year transition period from its effective date for those enterprises which were established before March 16, 2007 and which were entitled to a preferential lower tax rate under the then effective tax laws or regulations, as well as grandfathering tax holidays. Further, according to the new EIT law, entities that qualify as “High and New Technology Enterprises” are entitled to the preferential EIT rate of 15%. Tsingda Century has received approval for the status as a

“High and New Technology Enterprises”. The status is valid for three years starting from June 2009 and will be renewed after evaluation by relevant government authorities every three years. Further, on December 26, 2007, the PRC government passed the detailed implementing rules which allow enterprises to continue to enjoy their unexpired tax holiday under the previous income tax laws and rules. As a result, under the new EIT law, Tsingda Century’s tax rate are 15% for the calendar years from 2010 to 2012 and subject to renewal of the status of “High and New Technology Enterprises” after calendar year 2012; and Tsingda Network, and Tsingda School’s tax rates are 25%. Tsingda Management’s tax rates are 22% and 24% for 2010 and 2011 and 25% thereafter.

The provision for taxes on earnings consisted of:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC Enterprise Income Tax	$1,121,813	$665,595	$1,851,322	$1,440,370
United States Federal Income Tax	—	—	—	—

Income tax, net	$1,121,813	$665,595	$1,851,322	$1,440,370

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

U.S. Federal income tax statutory rate	35%	35%	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%	-10%	-10%
Preferential tax rate	-10%	-10%	-10%	-10%
Stock issuance cost	—	-3%	—	-2%
Share-based compensation cost	—	—	2%	—

Effective tax rate	15%	12%	17%	13%

The tax effect of temporary differences that gives rise to significant portions of the deferred income tax assets are presented below:

	September 30, 2011	December 31, 2010

Deferred tax assets:
Deferred revenue	$434,698	$382,758

Deferred tax assets, total	$434,698	$382,758

NOTE 7 – SHARE-BASED COMPENSATION

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

The fair value of the ordinary shares was estimated on the date of issuance. The amount of compensation cost recognized for the shares issued were $1,440,000 and $0 and were recorded in the general and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively.

The Company uses the Black-Sholes option-pricing model to estimate the fair value of its stock options. The fair value of stock options was estimated on the date of grant. Valuation assumptions used in the Black-Sholes option-pricing model for stock options granted include (1) discount rate of 2.13% based upon United States 5- year Treasury yields in effect at the time of the grant; (2) expected term of 5 years; (3) expected volatility of 51% and (4) zero expected dividends. The calculated fair value of the options was $0.63 per share. No stock options were exercised during the nine months ended September 30, 2011. The amount of compensation cost recognized for the options granted were $5,291 and $0 and were recorded in the general and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively.

No income tax benefit was recognized in the income statement for the shares and stock options as such compensation expenses were recorded and incurred by Tsingda eEDU Corporation, a Cayman Island incorporated entity.

NOTE 8 – PRIVATE PLACEMENT

On July 12, 2011, the Company entered into a definitive Securities Purchase Agreement (the “Agreement”) with AMI Corporation (“AMI” or the “Purchaser”). Under this Agreement, the Company sold 3,000,000 ordinary shares to the Purchaser at the price of $4.56 per share receiving total cash proceeds of $13,680,000. In relation to the private placement, the Company paid consulting service fee of $1,094,400, which is accounted for as a stock issuance cost and the payment was directly deducted from the cash proceeds received from the private placement.

NOTE 9 – SHARES REPURCHASE AND RETIREMENT

On August 21, 2011, the Company entered into a Share Purchase Agreement (the “Repurchase Agreement”) with ZHR Fund, one of the Company’s original shareholders, to buy back 1,875,000 ordinary shares of the Company held by ZHR Fund at the price of $3.3, and the total cash payment is $6,187,500. On the same day, the Company retired such shares repurchased. As of September 30, 2011, the number of the Company’s outstanding ordinary shares is 35,754,862. Concurrent with the shares repurchase, 656,250 shares of outstanding warrants attached with the shares repurchased were cancelled.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consists primarily of stock options and warrants, and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period.

The following table is a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

Numerator:
Net income attributable to Tsingda eEDU	$6,356	$5,027	$9,040	$9,457
Denominator:
Weighted average common shares outstanding	36,836	35,950	34,849	31,664
Dilutive effect of common stock equivalents	841	—	841	—

Adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	37,677	35,950	35,690	31,664

Basic net income attributable to Tsingda eEDU per common share	$0.17	$0.14	$0.26	$0.30

Diluted net income attributable to Tsingda eEDU per common share	$0.17	$0.14	$0.25	$0.30

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

Tsingda Technology owns 100% of the issued and outstanding capital stock of Beijing Tsingda Century Management Consulting Ltd. (“Tsingda Management “), a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“ PRC”). On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co. Ltd (“ Tsingda Education “), a company incorporated under the laws of the PRC, and its shareholders, in which Tsingda Management effectively assumed management of the business activities of Tsingda Education. Beijing Tsingda Century Network Technology Co. Ltd., a PRC company, is a wholly owned subsidiary of Tsingda Education. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which Tsingda Management has the right to advise, consult, manage and operate Tsingda Education for a quarterly fee in the amount of 100% of Tsingda Education’s quarterly, after tax net profits. Additionally, Tsingda Education’s shareholders have pledged their rights, titles and equity interest in Tsingda Education as security for Tsingda Management to collect consulting and service fees through an Equity Pledge Agreement. In order to further reinforce Tsingda Management’s rights to control and operate Tsingda Education, Tsingda Education’s shareholders have granted Tsingda Management the exclusive right and option to acquire all of their equity interests in Tsingda Education through the Option Agreement. As all of the companies are under common control, this structure has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations. As of September 30, 2011, it has approximately 2,701 learning centers nationwide. It also has developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

Results of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

The following table sets forth key components of Tsingda Education’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

Tsingda eEDU Corporation
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Sales revenue	$15,506,300	$9,265,163	$32,596,836	$18,732,271

Cost of revenue	3,575,002	401,583	8,708,297	1,859,713

Gross profit	11,931,298	8,863,580	23,888,539	16,872,558

Operating expenses

Selling expenses	2,961,866	2,935,631	7,324,168	4,497,763
General and administrative expenses	1,484,223	246,211	5,650,627	1,578,851

Total operating expenses	4,446,089	3,181,842	12,974,795	6,076,614

Income from operations	7,485,209	5,681,738	10,913,744	10,795,944

Interest income	447	885	5,263	101,220

Other expenses	(7,753)	(141)	(27,907)	—

Income before income tax	7,477,903	5,682,482	10,891,100	10,897,164

Income tax expenses	1,121,813	655,595	1,851,322	1,440,370

Net income	$6,356,090	$5,026,887	$9,039,778	$9,456,794

Other comprehensive income/(loss)
Foreign currency translation adjustments	806,637	(811,208)	1,433,929	(681,494)

Total Comprehensive Income	$7,162,727	$4,215,679	$10,473,707	$8,775,300

Weighted average number of shares –basic	36,835,959	35,950,246	34,849,367	31,644,339
Weighted average number of shares -diluted	37,677,296	35,950,246	35,690,704	31,644,339

Earnings per share
Basic	$0.17	$0.14	$0.26	$0.30

Diluted	0.17	0.14	0.25	0.30

The accompanying notes are an integrated part of these unaudited consolidated financial statements.

Revenues. For the three months ended September 30, 2011, we had revenues of $15,506,300 as compared to revenues of $9,265,163 for the three months ended September 30, 2010, an increase of approximately 67.36%. For the nine months ended September 30, 2011, we had revenues of $32,596,836 as compared to revenues of $18,732,271 for the nine months ended September 30, 2010, an increase of approximately 74.01%. We experienced strong growth in our revenues during the third quarter ended September 30, 2011. This growth is due to an increase in the number of franchise locations for the Company’s offline businesses, along with the continued growth of its online learning platform. As of September 30, 2011, we had 2,669 franchise locations and 32 company owned locations, compared with 2,253 franchise locations and 18 company owned locations respectively as of September 30, 2010. In addition, online revenues for nine months ended September 30, 2011 increased to $4,883,615 from $1,188,310 or the comparable period in 2010. We launched our online virtual classroom platform in September 2008.

Expenses. For the nine months ended September 30, 2011, we incurred expenses, composed of selling and general and administrative expenses, of $12,974,795 compared with expenses of $6,076,614 for the nine months ended September 30, 2010, an increase of approximately 113.52%. Moreover, for the three months ended September 30, 2011, we incurred expenses, composed of selling and general and administrative expenses, of $4,446,089 compared with expenses of $3,181,842 for the three months ended September 30, 2010, an increase of approximately 39.73%.

Selling expenses include salaries of our sales department and company owned learning centers, advertising, printing, logo manufacturing, transportation and others. For the three months ended September 30, 2011, we had selling expenses of $2,961,866 as compared to $2,935,631 for the comparable period of the prior year, an increase of 0.89% or $26,235. In addition, for the nine months ended September 30, 2011, we had selling expenses of $7,324,168 as compared to $4,497,763 for the comparable period of the prior year, an increase of 62.84% or $2,826,405. The increase reflected the marketing efforts spent on two new business projects: the Family Baby Club and Huang Gang Supplementary Education Center, and the continued promotion for our online education platform. The Family Baby Club targets pre-school children from zero to six years old and Huang Gang Supplementary Education Center provides well-regarded supplementary education to high school students. Huang Gang is an area in Hubei, China and is famous for its nationally top-ranked high school and the excellent academic performance of its students. The Education Department of Huang Gang City has reached an agreement with the Company to establish supplemental tutoring programs throughout China started in May 2011.

Key components of selling expenses for the three months periods ended September 30, 2011 and 2010 were:

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010

Salaries and wages	$736,770	$158,840

Advertising	1,271,003	1,194,711

Printing	536,767	540,049

Shipping	125,254	217,851

Key components of selling expenses for the nine months periods ended September 30, 2011 and 2010 were:

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010

Salaries and wages	$1,545,843	$375,946

Advertising	3,735,018	2,300,612

Printing	1,198,461	783,038

Shipping	270,904	269,702

-Salaries and wages increase by approximately 363.84% and 311.19% respectively for the three and nine months ended September 30, 2011 from the comparable 2010 periods. The increase represents an increase in our sales personnel at our headquarters consistent with our increased franchise sales and the establishment of two new business projects mentioned above.

-Advertising expenses increased by 6.39% and 62.35%, respectively, for the three and nine months ended September 30, 2011 from the comparable 2010 periods. These expenses represent third party print media costs related to new company-owned centers and the two new business projects, online platform, as well as our ongoing promotional efforts to attract new franchisees in the first half year.

-Printing expenses decrease by approximately 0.61% and increase by 53.05% respectively for the three and nine months ended September 30, 2011 from the comparable 2010 periods. These expenses represent internal costs for printing of our company newsletter and other promotional costs related to the enhancement of our brand name and increase in the numbers of newly owned locations, as well as the promotional materials of the two new business projects.

-Shipping Expenses decrease by approximately 42.50% and 0.45% respectively for the three and nine months ended September 30, 2011 from the comparable 2010 periods as a result of the change in the way delivering Tsingda Newsletters. In 2010, the Company printed and sent a lump sum of Newsletter to our franchisee periodically. However, the policy was changed in 2011 that the Company delivered such information through internet.

General and administrative expenses include rent, salaries and wages, insurance, training and related expenses. For the three and nine months ended September 30, 2011, we had general and administrative expenses of $1,484,223 and $5,650,627 respectively as compared to $246,211 and $1,578,851 respectively for the comparable period from the prior year.

Key components of general and administrative expenses for the three months periods ended September 30, 2011 and 2010 were:

	Three months ended September 30, 2011	Three months ended September 30, 2010

Office supplies	$32,914	$22,732

Salaries and wages	306,915	146,119

Entertainment expenses	7,433	53,043

Rent	227,592	152,981

Share-based compensation cost	3,175	—

Depreciation expenses	255,442	171,700

Consulting fees	470,613	133,518

Key components of general and administrative expenses for the nine months periods ended September 30, 2011 and 2010 were:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Office supplies	$203,759	$35,528

Salaries and wages	787,904	401,737

Entertainment expenses	437,267	69,948

Rent	530,318	351,311

Share-based compensation cost	1,445,291	—

Depreciation Expenses	624,021	464,513

Consulting Fees	1,187,451	173,358

-Office supplies increased by 44.79% and 473.52% respectively for the three and nine months ended September 30, 2011 from the comparable 2010 periods. The increase was to satisfy the needs of newly owned locations and the two new business projects as mentioned above.

-Salaries and wages increased by 110.04% and 96.12%, respectively, for the three and nine months ended September 30, 2011 from the comparable 2010 period as the company adopted Equity Incentive Plan and hired more management personnel for newly owned locations and two new business projects.

-Entertainment expenses decreased by 85.99% and increased by 525.13% respectively for the three and nine months ended September 30, 2011 from the comparable 2010 period as the company opened more stores and spent more efforts on market promotion in the first nine months of 2011.

-Rent increased by 48.77% and 50.95% respectively for the three and nine months ended September 30, 2011 from the comparable 2010 period. These expenses mainly come from the lease of the new Shijingshan Headquarter-Tsingda Century Plaza.

-The Company granted 3 executives 900,000 shares with no cost and 100,000 shares of non-qualified stock options on April 29, 2011 pursuant to the 2011 Equity Incentive Plan. The stock options are exercisable at $2 per share and vest over a term of 5 years. The Company valuates the fair value of the shares and stock options granted at the grant date using the Black-Sholes option-pricing model and the total cost of $1,445,291 was recorded in the three and nine month period ended September 30, 2011 and $0 was recorded in the three and nine month period ended September 30, 2010.

-Depreciation increased by 48.77% and 34.34% respectively for the three and nine months ended September 30, 2011 from the comparable 2010 periods as the company bought more fixed assets for newly owned locations and two new business projects, Family Baby Club and Huanggang School.

-Consulting expenses increased by 252.47% and 584.97% respectively for the three and nine months ended September 30, 2011 from the comparable 2010 periods as the company engaged more third-party consulting services related to Finance, IT and HR in lines with the expansion of business.

Income Before Taxes. Income before taxes for the three and nine months ended September 30, 2011 was $7,477,903 and $10,891,100 respectively compared with $5,682,482 and $10,897,864 respectively for the comparable period of 2010.

Net Income. For the reasons discussed above, for the three months ended September 30, 2011, we had net income of $6,356,090 as compared to $5,026,887 for the comparable period of the prior year, an increase of 26.44% or $1,329,203. In addition, for the nine months ended September 30, 2011, we had net income of $9,039,778 as compared to $9,456,794 for the comparable period of the prior year, a decrease of 4.41% or $417,016. The reason for the decrease in net income was the increase in G&A expenses. The increase of $4,071,776 in G&A expenses for nine months ended September 30, 2011was utilized to execute our IPO project and adoption of the 2011 Equity Incentive Plan (the Plan) under which the Board of Directors may issue shares and grant stock options to senior management. Under the Plan, 900,000 ordinary shares were issued to three key executives as of April 29, 2011 with no cost, and granted one executive 100,000 non-qualified stock options to purchase 100,000 shares of the Company’s ordinary shares at an exercise price of $2 per share, calculated based on the Black-Scholes pricing model. The calculated fair value of the options was $0.63 per share. The amount of compensation cost recognized for the options granted was $5,291 and recorded in the general and administrative expenses for the nine months ended September 30, 2011. The amount of compensation cost recognized for the shares issued was $1,440,000 and recorded in general and administrative expenses for the nine months ended September 30, 2011.

Other Comprehensive Income. We had other comprehensive income of $806,637 and $1,433,929 respectively for the three and nine months ended September 30, 2011 compared with loss $811,208 and loss $681,494 respectively during corresponding 2010 periods as a result of foreign currency translation gain/loss.

Total Comprehensive Income. We had total comprehensive income of $7,162,727 and $10,473,707 respectively for the three and nine months ended September 30, 2011, representing a increase of 69.91% and 19.35% from the comparable periods in prior year. The reason for the decrease is due to the various reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had working capital of $17,874,445 compared with working capital of $11,381,531 as of December 31,

2010. Changes in our working capital are summarized as follows:

	June 30, 2011 (unaudited)	December 31, 2010 (audited)	Increase in Working Capital

Total current assets	$34,081,712	21,174,491	12,907,221

Total current liabilities	16,207,267	9,792,960	6,414,307

Working capital	$17,874,445	11,381,531	6,492,914

Our increase in working capital is primarily attributable to an increase in cash and cash equivalents of $4,070,794, an increase in accounts receivable of $7,764,604, and an increase of advance to suppliers of $1,511,693. In addition, taxes payable and account payable were increased by $3,577,898 and $1,385,754, respectively. While taxes payable reflects the increase in revenue and business tax, accounts payable were increased due to the improvements of the new office building and our internet infrastructure environment.

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

The following summarizes the key components of our cash flows for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30

	2011	2010

Net cash provided by operating activities	$6,473,260	$1,348,760

Net cash consumed by investing activities	$(7,197,489)	$(6,095,314)

Net cash provided by financing activities	$6,398,100	$7,756,440

Effect on cash of foreign exchange rates	$537,173	$(835,669)

Net change in cash	$6,211,044	$2,174,217

Cash Balance (Beginning of Period)	$1,945,964	$5,071,486

Cash Balance (End of Period)	$8,157,008	$7,245,703

The following summarizes the key components of our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30

	2011	2010

Net cash provided by operating activities	$11,014,603	$6,489,300

Net cash consumed by investing activities	$(14,312,497)	$(6,621,828)

Net cash provided by financing activities	$6,818,100	$7,756,440

Effect on cash of foreign exchange rates	$550,588	$(836,854)

Net change in cash	$4,070,794	$6,787,058

Cash Balance (Beginning of Period)	$4,086,214	$458,645

Cash Balance (End of Period)	$8,157,008	$7,245,703

The net cash provided by operating activities for the three and nine months ended September 30, 2011 were $6,473,260 and $11,014,603, respectively, compared with $1,348,760 and $6,489,300, respectively, for the comparable periods in 2010. The increase on the operating cash inflows primarily reflected the results of revenue increase and expenses of market promotion activities and the implementation of share incentive plan as mentioned above. The detailed changes include the followings:

- Depreciation and amortization increased by$1,584,054 for the nine months ended September 30, 2011 from the comparable 2010 period due to the increases in fixed assets and intangible assets.

- Accounts receivable increased by $4,904,939 for the nine months ended September 30, 2011 from the comparable 2010 period. The increase was primarily due to the growth of our revenues, which increased by 74.01% or $13,864,565 in the nine months period ended September 30, 2011 compared with the same period in 2010.

- Advances to suppliers decreased by$4,310,701 for the nine months ended September 30, 2011 from the comparable 2010 period. The Company printed its newspaper amounting to over one million for the comparable period of 2010, while the promotion strategy was revised in 2011 and newsletter was released through the internet. In addition, the Company entrusted approximately $3,130,000 to its agents to open 15 company-owned learning centers and pay for the rent in 2010.

- Accounts payable increased by $1,367,500 for the nine months ended September 30, 2011 from the comparable 2010 period. The material increase was partly due to the continued improvement and interior decoration as well as new facilities acquired for our new headquarters and two new projects at the amount of $760,000. Furthermore, payables for advertising fees, bandwidth expansion and servers together account for over $215,000 for the nine months ended September 30, 2011.

- Taxes payable increased by $1,093,205 for the nine months ended September 30, 2011 from the comparable 2010 period due to the sustained increase in our sales revenue.

The net cash consumed by investing activities for the three and nine months ended September 30, 2011 were $7,197,489 and $14,312,497, respectively, compared with $6,095,314 and $6,621,828, respectively, for the comparable periods in 2010. The increase was primarily due to the additions to the intangible assets of $3,388,441 which were primarily composed of on-line teaching software and materials, including infant touch screen, courseware, multimedia network platform, CRM Calling center, senior high school network courses, Micro-blog, bonus platform, etc.

The net cash provided by financing activities for the three and nine months ended September 30, 2011 were $6,398,100 and $6,818,100, respectively, compared with $7,756,440 for the same three and nine months periods in 2010. The increases were primarily due to the followings:

- Cash received from the private placement increased by $3,994,374. On July 12, 2011, the Company offered up to 3,000,000 ordinary shares at $4.56 per share to AMI, while the Company issued 6,000,000 ordinary shares at $1.6 to ZHR Fund for the comparable 2010 period.

- Cash paid to repurchase shares. On August 21, 2011, the Company repurchased from ZHR Fund 1,875,000 ordinary shares at $3.3 per share, for a total of $6,187,500.

- Cash payments for stock issuance costs of $1,094,400 in the nine months period of 2011.

The effect on cash of exchange rates was a gain of $550,588 and a loss of $836,854 for the nine months periods ended September 30, 2011 and September 30, 2010, respectively. For the three months periods ended September 30, 2011 and 2010 the numbers were a gain of $537,173 and a loss of $835,669, respectively.

The differences between the closing balance of cash and cash equivalents for the three and nine months ended September 30, 2011 and 2010 are due to the reasons mentioned above.

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

Certain expense amounts in the consolidated financial statements for the three and nine months ended September 30, 2010 have been reclassified to conform to the presentation of the three and nine months ended September 30, 2011 for the comparative purposes.

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

Item 1A:	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Item 6.	Exhibits

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tsingda eEdu Corporation
(Company)

Date: November 14, 2011	By:	/s/ Zhang Hui

President, Chief Executive Officer and Chairman of the Board

Date: November 14, 2011	By:	/s/ Kang Chungmai

Chief Financial Officer (Principal Financial and Accounting Officer)