Form 10-K
period 2011-12-31
Tsingda eEDU Corp
filed 2012-03-30
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending December 31, 2011

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______________ to _____________.

Commission file number 000-52347

TSINGDA EEDU CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

No. 39, Block 74, Lugu Rd.,	101105
Shinjingshan District, Beijing, PR China
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011 cannot be calculated because there is no market for the issuer’s securities.

As of March 30, 2012, there were 35,754,862 Ordinary Shares, par value $0.000384 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Market Information

General

China’s education market is substantial based on the sheer size of its population. According to information published by the PRC government, it appears that our target population market as of December 31, 2011 is approximately 360million individuals. The group is comprised of: infants and children below school age (6) - 160 million; primary school students - 110 million; junior high school students - 60 million; and senior high school students 30 million.

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

For the year ended December 31, 2011, we had revenues of $45,155,225, as compared to revenues of $27,447,545 for the year ended December 31, 2010, an increase of approximately 64.51%.

Learning Centers

As of December 31, 2011 and after four years of operations, we had over 2,926 operating Tsingda Learning Centers in 1,500 cities and 23 provinces. Of the total amount, 32 were Company-owned with the remainder being franchised operations.

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
Counseling

Online Virtual Classrooms

In the fourth quarter of 2008, we successfully developed a highly interactive, real-time, and personalized learning platform called the “Tsingda Internet Classroom.” Tsingda Internet Classroom has been designed to be online marketplace whereby buyers (students) and sellers (teachers) are linked through our proprietary software interface for the sole purpose of transacting educational related services. The target audience is mainly high school students; however some classrooms are oriented towards junior high and other students. Course subjects along with pricing and presentations dates are posted to a presentation page on our web-site by company qualified teachers. Our teacher roster includes approximately 3,326 “renowned” teachers from tier one cities. These teachers have achieved recognition based on awards from the Ministry of Education. Interested students can browse presentation web-pages by teacher or subject matter. Teacher credentials, course outline, pricing, presentation times, and presentation mode (live or pre-recorded) also are displayed. Course purchases are made electronically, and are delivered through a video feed which can be viewed electronically by the student. More popular courses are recorded for later presentation. Our online learning platform offers students from less developed regions the opportunity to be able experience the teaching disciplines of more experienced, including these renowned teachers from tier one cities. Unlike the courseware provided at a learning center, virtual classroom courses have not been designed to be synchronous. In most courses, students can communicate electronically with teachers.

The Tsingda virtual classroom was first launched for high school students, and later included junior high and elementary students. As of the December 31, 2011, total registered students and active students of the Tsingda virtual classroom were over 630,000 and 123,000, respectively, and the number of certified teachers was over 33,000. A significant portion of our existing student base and current revenues of our virtual classroom is attributable to students who have attended or are attending our learning centers.

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

Tsingda Learning Centers

As of December 31, 2011, approximately 2,926 Tsingda Learning Centers are in operation in over 1,500 cities and 23 provinces in China. As of the December 31, 2011, total registered students and active students of the Tsingda Learning Centers were over 7.5 million and 1.6 million respectively. The map below depicts the concentration of Tsingda Learning Centers by region as of December 31, 2011. The following table reflects the concentration of our learning center locations by city and province:

Top 10 provinces of Tsingda learning center locations are shown as the following table:

Province	Shangdong	Jiangsu	Henan	Sichun	Zhejiang	Hunan	Guangdong	Anhui	Shanxi	Fujian

Number of Learning Centers	298	226	178	178	173	135	129	110	109	100

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

Franchise Arrangements

Each franchise agreement grants a specific territory to a franchisee which in turn requires the franchisee to open a corresponding number of centers commensurate with such territory as follows:

Typical Number of Centers	Territory

3	County
5	Perfecture City
8*	Provincial Capital City
50*	Province

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

The term of each franchise agreement is one year, and renewable annually by the parties. Under the agreement, franchisees are required to pay an initial franchise licensing fee of between $7,000 and $10,000 per location depending on franchise territory, and thereafter franchisees pay an annual management fee equal to 10% of their initial franchise licensing fee. Franchisees must maintain a standardized signage, storefront and interior design, adhere to company pricing policies for courseware, unified promotion activities and exclusively use company generated materials, among other terms. Franchisees are required to bear all the costs of owing and operating each center, including rent, staffing, and marketing. The estimated cost to open a learning center for a franchisee ranges from $40,000 to $60,000 inclusive of franchise payments to the company, lease deposits, leasehold improvements, furniture, fixtures and equipment (10-40 desktop computers). Franchisees also are required to obtain necessary operating permits, and comply with applicable laws and regulations. Our franchise attrition rate for 2010 and 2011 was 2.3% and 1.9%, respectively.

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

The Tsingda virtual classroom was first launched for high school students, and later included junior high and elementary students. As of December 31, 2011, total registered students and active students were over 560,000 and 123,000, respectively, and the number of certified teachers was over 33,000 (approximately 10% % of which are “renowned”). A significant portion of our existing student base and current revenues of our virtual classroom is attributable to students who have attended or are attending our learning centers.

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

Our various classrooms are depicted in the graphic below:

o

Renowned Teacher Classroom: The Company has attracted approximately 3,326 teachers who are classified as “renowned”, out of our 33,000 total teachers (approximately 10%) to prepare and develop courses. A “renowned” teacher is generally one who has received a distinguished teacher award from the Ministry of Education and in our opinion has developed an outstanding reputation in the teaching community. These courses are well attended with attendance ranging from 1,000-10,000 students. The renowned teacher classroom enables student from the rural regions to experience the teaching disciplines of these teachers. Renowned teacher classrooms are often recorded for subsequent viewing by students.

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

As of December 31, 2011, we had over 123,000 qualified teachers.

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

Our Growth Strategy

Our growth and expansion strategy for the next 6 to 12 months includes the following measures:

Establish six regional management centers: The Company plans to establish six regional management centers in six geographical locations. The purpose is to manage, train, and supervise nearby franchisee operations. The aggregate estimated cost to open these locations is approximately $3 million .

Increase the number of franchised learning centers. As of December 31, 2011, we had over 2,894 locations within over1,500 2nd and 3rd tier cities throughout China. We estimate that there are approximately 50,000 2 nd and 3 rd tier cities in the PRC. Our plan is to increase the number of franchised learning centers by increasing our advertising and marketing initiatives in an effort to attract more franchisees. The aggregate estimated cost is approximately $3.6 million

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

Employees

As of December 31, 2011, we had approximately 420 full time employees and six officers, including our chairman and chief executive officer. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees. We also have contracts with third party software providers from time to time to develop software applications in accordance with our specifications.

Properties

Our corporate offices are located at No. 39, Block 74, Lugu Rd., Shinjingshan District, Beijing. The office space consists of approximately 20,000 square meters. Annual rent for fiscal year 2012 is expected to be approximately $952,380, payable in equal monthly installments. Our lease for this space expires on November 15, 2018.

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

On June 29, 2004, the State Council issued the Decision on Setting Down Administrative Licenses for the Administrative Examination and Approval Items Really Necessary to be Retained , which provides that an administrative license is required for “online education schools” that provide degrees to students, but not for “educational websites” that do not provide degrees to students, such as Tsingda Education.

Regulations on Operating Private Schools

The principal regulations governing private education in China consist of the Education Law of China, The Law for Promoting Private Education (2003), The Implementation Rules for the Law for Promoting Private Education (2004) and the Regulations on Chinese-Foreign Cooperation in Operating Schools . These regulations are summarized below.

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

The Law for Promoting Private Education (2003) and The Implementation Rules for the Law for Promoting Private Education (2004)

The Law for Promoting Private Education (2003) became effective on September 1, 2003, and its implementing regulations, The Implementation Rules for the Law for Promoting Private Education (2004) , became effective on April 1, 2004. Under these regulations, “private schools” are defined as schools established by individuals or private social organizations using private funds. Private schools providing degree education, pre-school education, education for self-study aid and other academic education are subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training are subject to approvals from the authorities in charge of labor and social welfare. An approved private school will be granted an operating permit, and it must be registered with the MCA or its local counterpart as a privately run non-enterprise legal person.

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

Regulations on Chinese-Foreign Cooperation in Operating Schools

Chinese-foreign cooperation in the operation of schools and training programs is governed by the Regulations on Operating Chinese-Foreign Schools, issued by the State Council in 2003 in accordance with the Education Law , the Occupational Education Law and the Law for Promoting Private Education .

The Regulations on Operating Chinese-foreign Schools and its implementing regulations, the Implementing Rules for the Regulations on Operating Chinese-foreign Schools , or the Implementing Rules , which were issued by the MOE in 2004, encourage substantive cooperation between overseas educational organizations, which are required to have relevant qualifications and experience in providing high-quality education, and Chinese educational organizations to jointly operate various types of schools in China.

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

In August 2004, the MOE promulgated the Announcement Regarding Re-Approval of Chinese-foreign Cooperative Educational Institutions and Programs , which requires Chinese-foreign cooperative educational institutions and programs that were established before July 1, 2004 (the effective date for the Implementing Rules ) to obtain re-approval from the MOE.

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

Regulations on Copyright and Trademark Protection

China has adopted legislation governing intellectual property rights, including copyrights and trademarks. China is a signatory to the main international conventions on intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights , or TRIPS , upon its accession to the World Trade Organization in December 2001.

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

On November 5, 2004, the MII amended the Measures for Administration of Domain Names for the Chinese Internet, or the Domain Name Measures. The Domain Name Measures regulate the registration of domain names, such as the first tier domain name “.cn.” In February 2006, China Internet Network Information Center, or CINIC, issued the Implementing Rules for Domain Name Registration and the Measures on Domain Name Disputes Resolution , pursuant to which CINIC can authorize a domain name dispute resolution institution to decide disputes.

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

Software developers or producers are allowed to sell their registered and recorded software products independently or through agents, or by way of licensing. Software products developed in China must be registered with local provincial governmental authorities in charge of the information industry and subsequently filed with the taxation authority at the same level and the MIIT. Imported software products, i.e. , software developed overseas and sold or distributed into China, must be registered with the MIIT. Upon registration, the software products will be granted registration certificates. Each registration certificate is valid for five years from the issuance date and may be renewed upon expiry. The MIIT and other relevant authorities may carry out supervision and inspection over the development, production, operation and import/export of software products in and out of China.

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

Software Copyright Registration

On February 20, 2002, the State Copyright Administration of the PRC promulgated and enforced the Measures Concerning Registration of Computer Software Copyright Procedures , or the Registration Procedures, to implement the Software Protection Regulations and to facilitate the development of China’s software industry. The Registration Procedures apply to the registration of software copyrights and software copyright exclusive licensing contracts and assignment contracts. The registrant of a software copyright will either be the copyright owner or another person (a natural person, legal person or an organization) in whom the software copyright becomes vested through succession, assignment or inheritance. Upon registration, the registrant should be granted a registration certificate by the China Copyright Protection Center.

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

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Option Holding Plan or Stock Option Plan of Overseas Listed Company , or the Stock Option Rule . The purpose of the Stock Option Rule is to regulate foreign exchange administration of Chinese citizens who participate in employee stock holding plans and stock option plans of offshore listed companies. According to the Stock Option Rule , if a Chinese citizen participates in any employee stock holding plan or stock option plan of an offshore listed company, a Chinese domestic agent or the Chinese subsidiary of the offshore listed company is required to file, on behalf of the individual, an application with SAFE to obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock holding or stock option exercises. This restriction exists because a Chinese citizen may not directly use offshore funds to purchase stock or exercise stock options. Concurrent with the filing of the required application with SAFE, the Chinese domestic agent or the Chinese subsidiary must obtain approval from SAFE to open a special foreign exchange account at a Chinese domestic bank to hold the funds required in connection with the stock purchase or option exercise, any returned principal profits upon sales of stock, any dividends issued on the stock and any other income or expenditures approved by SAFE. The Chinese domestic agent or the Chinese subsidiary also is required to obtain approval from SAFE to open an offshore special foreign exchange account at an offshore trust bank to hold offshore funds used in connection with any employee stock holding plans.

All proceeds obtained by a Chinese citizen from dividends acquired from the offshore listed company through employee stock holding plans or stock option plans, or sales of the offshore listed company’s stock acquired through other methods, must be remitted back to China after relevant offshore expenses are deducted. The foreign exchange proceeds from these sales can be converted into Renminbi or transferred to the individuals’ foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at a Chinese bank. If stock options are exercised in a cashless exercise, the Chinese individuals exercising them are required to remit the proceeds to the special foreign exchange account.. If we or our Chinese employees fail to comply with the Stock Option Rule , we and/or our Chinese employees may face sanctions imposed by foreign exchange authority or any other Chinese government authorities.

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

Tsingda Education and Tsingda Network are regulated by the laws governing foreign-invested enterprises in the PRC. Accordingly, they are required to allocate 10% of their after-tax profits based on PRC accounting standards each year to their general reserves until the accumulated amount of such reserves has exceeded 50% of their registered capital, after which no further allocation is required to be made. Both Tsingda Education and Tsingda Network have made the required allocations to the general reserves. These reserve funds, however, may not be distributed to equity owners except in accordance with PRC laws and regulations. We cannot assure you that the PRC government authorities will not request our subsidiaries to use their after-tax profits for their own development and restrict our subsidiaries’ ability to distribute their after-tax profits to us as dividends.

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

Our limited operating history and the early stage of development of the online education industry in which we operate makes it difficult to evaluate our business and future prospects. Although our annual growth rate of sales revenue from 2009 to 2010 and 2010 to 2011 was approximately 87% and 64.51% respectively, and our annual growth rate of pre-tax income was approximately 70.4% and 27.1% during these same periods, there is no assurance that we will be able to sustain such growth in the future. We may have negative growth, which in turn may impair our business operations and profitability.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of the applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We currently estimate our annual costs for such compliance to be approximately $500,000, however we cannot predict the amount of future compliance costs or other additional costs we may incur or the timing of such costs.

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

As of December 31, 2011, we had a total of approximately 420 employees in our offices in the PRC. However, there can be no assurance that we will be able to maintain a prolonged good relationship with our existing or ex-employees and that no labor disruptions will occur in the future. Should any industrial action or labor unrest occur, our business operations could be adversely affected.

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

Tsing Da Century Education Technology Co., Ltd., a Belize corporation (not to be confused with Tsingda Technology, a BVI corporation, which is our direct-wholly-owned subsidiary), is our majority shareholder and beneficially owns approximately 31.9% of our issued and outstanding Ordinary Shares. Mr. Zhang Hui, our Chairman and President, is an officer and majority owner of this company. Therefore, Mr. Zhang is able to exert substantial control on all matters requiring approval by our shareholders, including the election of our directors and officers. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Tsingda Education and Tsingda Network are regulated by the laws governing foreign-invested enterprises in the PRC. Accordingly, Tsingda Education and Tsingda Network are required to allocate 10% of their after-tax profits based on PRC accounting standards each year to their general reserves until the accumulated amount of such reserves has exceeded 50% of their registered capital, after which no further allocation is required to be made. If a company’s legal accumulations fund is not sufficient to make up for the losses of the company from the previous year, the current year’s profits are first used for making up the losses before the legal accumulations funds is drawn. As of December 31, 2011, the registered capitals of Tsingda Education and Tsingda Network are $4,421,156 and $588,235, respectively, and both companies have made the required allocations to the general reserves. These reserve funds, however, may not be distributed to equity owners except in accordance with PRC laws and regulations. We cannot assure you that the PRC government authorities will not request our subsidiaries to use their after-tax profits for their own development and restrict our subsidiaries’ ability to distribute their after-tax profits to us as dividends.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. There is currently no market for our ordinary shares.

(b) Record Holders. As of March 29, 2012, there were 2,316 holders of record of our ordinary shares.

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

(f) Securities Authorized for Issuance under Equity Compensation Plans

          The following table discloses information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity Compensation plans approved by security holders	1,000,000-	0.63-	0
Equity Compensation plans not approved by security holders	—	—	—
Total	—	—

On April 29, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”) pursuant to which the Board of Directors may grant ordinary shares and stock options to its employees. The Company granted 900,000 ordinary shares to three executives for no cost and granted one executive 100,000 non-qualified stock options to purchase 100,000 of the Company’s ordinary shares at an exercise price of $2 per share. The stock options vest over a term of 5 years. The fair value of the ordinary shares was estimated on the date of issuance. The calculated fair value of the options was $0.63 per share. The amount of compensation cost recognized for the options granted was $8,465 and recorded in the general and administrative expenses for the year ended December 31, 2011. The amount of compensation cost recognized for the shares issued were $1,440,000 and $0, and were recorded in the general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. Readers of this Annual Report are strongly encouraged to review the risk factors relating to the Company which are set forth herein.

COMPANY OVERVIEW

On May 24, 2010, Compass Acquisition Corporation and its controlling shareholders entered into a share exchange agreement (“Share Exchange Agreement”) with Tsing Da Century Education Technology Co. Ltd., a British Virgin Islands business company (“ Tsingda Technology ”), and its shareholders. On November 15, 2010, the Company’s shareholders approved the change of the Company’s name from “Compass Acquisition Corporation” to “Tsingda eEDU Corporation” and the name change is effective immediately following the shareholder’s approval.

Tsingda Technology owns 100% of the issued and outstanding capital stock of Beijing Tsingda Century Management Consulting Ltd. (“Tsingda Management ”), a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“ PRC”). On April 26, 2010, Tsingda Management entered into a series of contractual agreements with Beijing Tsingda Century Investment Consultant of Education Co. Ltd (“ Tsingda Education ”), a company incorporated under the laws of the PRC, and its shareholders, in which Tsingda Management effectively assumed management of the business activities of Tsingda Education. Beijing Tsingda Century Network Technology Co. Ltd., a PRC company, is a wholly owned subsidiary of Tsingda Education. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which Tsingda Management has the right to advise, consult, manage and operate Tsingda Education for a quarterly fee in the amount of 100% of Tsingda Education’s quarterly, after tax net profits. Additionally, Tsingda Education’s shareholders have pledged their rights, titles and equity interest in Tsingda Education as security for Tsingda Management to collect consulting and service fees through an Equity Pledge Agreement. In order to further reinforce Tsingda Management’s rights to control and operate Tsingda Education, Tsingda Education’s shareholders have granted Tsingda Management the exclusive right and option to acquire all of their equity interests in Tsingda Education through the Option Agreement. As all of the companies are under common control, this structure has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations. As of December 31, 2011, it has approximately 2,926 learning centers nationwide. It also has developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

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

With respect to the revenues generated from Tsingda Virtual Internet Classroom, if the e-cards are sold to students directly, the teachers and the Company share such revenues (equivalent to the face value of the e-cards sold) at a 70:30 split. If e-cards are sold to students via franchised learning centers, the Company receives 20% of the face value of the e-cards and the remaining 80% is shared by the franchisees and teachers.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies - Foreign Currency Translation” below for information concerning the exchange rates at the Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Recruitment of Students

The following table shows the change in the number of active students from 2010 to 2011.

No. of active students increased for the specified quarter

Year	Q1	Q2	Q3	Q4

2010	301,203	328,813	337,440	373,196
2011	382,656	410,621	483,494	337,751

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

No. of new courses increased for the specified quarter

Year	Q1	Q2	Q3	Q4

2010	91,200	90,524	74,200	98,496
2011	62,032	72,772	79,124	66,422

Sale of e-Cards

The Company has continued to see increased sales of e-cards, which are used by students to purchase our course offerings.

Face value of e-cards sold for the specified quarter

Year	Q1	Q2	Q3	Q4

2010	16,835,727	26,459,676	37,106,079	33,077,838
2011	13,581,872	35,342,955	63,195,784	47,191,079

Note: The Company sells e-cards at an average discount rate of 80% to franchised learning centers who then re-sell e-cards to students at face value. The face value of e-cards sold refers to the amount paid by students. With respect to the revenues generated from Tsingda Virtual Internet Classroom, if the e-cards are sold to students directly, the teachers and the Company share such revenues (equivalent to the face value of the e-cards sold) at a 70:30 split. If e-cards are sold to students via franchised learning centers, the Company receives 20% of the face value of the e-cards and the remaining 80% is shared by the franchisees and teachers.

Revenue Breakdown

For the fiscal years 2010 and 2011, the tables below break down the source of our revenues. We generate most of our revenues through franchise licensing fees, management fees, sales of e-cards, and, beginning August 2010, the sale of reference books and materials. Our franchisees pay an initial franchise licensing fee of between $7,000 and $10,000 per location depending on franchise territory, and thereafter, franchisees pay an annual management fee equal to 10% of their initial franchise licensing fee. A franchisee receives e-cards from the Company with a face value equal to five times the amount of franchise and management fees paid. Our franchisees also have the option to purchase additional e-cards at the same 80% discount. Franchisees earn revenues from the sale of e-cards to students at face value. In other words, for every dollar spent by our students, our franchisees take eighty cents.

With respect to the revenues generated from Tsingda Virtual Internet Classroom, if the e-cards are sold to students directly, the teachers and the Company share such revenues(equivalent to the face value of the e-cards sold) at a 70:30 split. If e-cards are sold to students via franchised learning centers, the Company receives 20% of the face value of the e-cards and the remaining 80% is shared by the franchisees and teachers.

Each e-card has a specific serial number, and our IT server tracks the opening and usage of these cards in real time. We use this information in order to accurately allocate revenues among teachers.

2010 Revenue Breakdown (in Dollars)

Year	Licensing Fee	Annual Management Fee	Pre- Recorded Courses (Sale of e-Cards)	Tsingda Virtual Internet Class Room (Sale of e-Cards)	Materials and publications	Others	Total

Q1/2010	$1,308,823	$37,968	$2,136,709	$161,697	—	$4,961	$3,650,158
Q2/2010	$1,854,665	$41,388	$3,040,743	$820,653	—	$7,862	$5,765,311
Q3/2010	$2,947,794	$42,067	$3,865,578	$1,095,375	$1,309,983	$4,366	$9,265,163
Q4/2010	$2,293,866	$43,505	$4,055,885	$1,037,908	$1,335,749	—	$8,766,913
Total	$8,405,148	$164,928	$13,098,915	$3,115,633	$2,645,732	$17,189	$27,447,545

2011 Revenue Breakdown (in Dollars)

Year	Licensing Fee	Annual Management Fee	Pre- Recorded Courses (Sale of e-Cards)	Tsingda Virtual Internet Class Room (Sale of e-Cards)	Materials and publications (1)	Others	Total

Q1/2011	$1,177,613	$361,782	$4,187,179	$1,075,526	$1,397,774	$29,473	$8,229,347
Q2/2011	$1,802,490	$426,793	$3,609,657	$1,846,401	$902,003	$273,845	$8,861,189
Q3/2011	$3,483,246	$623,021	$5,081,674	$1,928,289	$3,909,936	$480,134	$15,506,300
Q4/2011	$3,079,923	$832,400	$4,492,833	$1,190,847	$1,917,979	$1,044,407	$12,558,389
Total	$9,543,272	$2,243,996	$17,371,343	$6,041,063	$8,127,692	$1,827,859	$45,155,225

(1): Materials and publications include reference books and materials, either self-branded or cooperative. Sales of reference books and materials began in August, 2010.

Students must use e-cards to purchase all online content, while the purchase of reference books and materials are transacted in cash. The sales of reference materials and publications began in August, 2010, and it accounts for approximately 18% of total revenue in 2011. While the sale of e-cards continues to be the single biggest source of revenue, franchise licensing fees and sales of reference materials make up a substantial portion of our revenue.

(2) Others mainly refer to the revenues generated from Huanggang Experimental School and Family Baby Club. The revenues from the two business projects are set forth as follows:

Year	Huanggang Experimental School	Family Baby Club

Q1/2011	0	0
Q2/2011	$264,374	$9,471
Q3/2011	$309,227	$170,903
Q4/2011	$144,724	$103,688
Total	$718,325	$284,062

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

Our Growth Strategy

Our growth and expansion strategy for the next 6 to 12 months includes the following measures, the cost of which is expected to come from our existing revenue stream:

Establish six regional management centers. As of December 31, 2011, we have 32 company owned locations. The new regional management centers will also serve as company-owned learning centers. Due to the size of our company-owned locations, we are able to absorb higher student traffic and generate higher overall revenues compared to franchised locations. We also recognize 100% of the revenue stream from these locations. The aggregate estimated cost to open these locations is $1.4 million. In addition to providing services as learning centers, the regional management centers will be responsible for, among other things, training the staffs of the nearby franchised centers, organizing and holding training seminars, developing new franchised centers, managing and conducting recruitment events for franchised centers, and communicating with and reporting to company headquarters.

Increase the number of franchised learning centers. As of December 31, 2011, we had 2,894 locations with over 1,400 of them located in 2nd and 3rd tier cities. We estimate there are approximately 50,000 2nd and 3rd tier cities in the PRC. Our plan is to establish 1,500 new franchised learning centers by carrying out our advertising and marketing initiatives. We plan on spending approximately $6.2 million on a broad scale brand promotional campaign. This campaign will target a number of media outlets, including advertisements on regional television and in local newspapers in select markets, as well as holding periodic regional events in these markets, all of which will be designed to attract franchisees.

Increase traffic to our virtual classrooms. The Company plans to allocate more capital resources to the marketing and promotion of our virtual classrooms. The Company plans to invest $3.5 million in acquiring competitive third party online learning resources and in developing strategic learning courseware.

Develop the “Deployable Learning Center”. The Company plans to launch its self-branded deployable learning pad which combines Tsingda’s online learning contents and other featured courses in the second half of 2012. Students using the learning pads not only can learn anywhere and anytime but can also have access to the internet to download and update new learning resources. The total investment on this project may reach $10M.

Strengthen our IT infrastructure and capability. The Company will purchase 300 servers and expand its bandwidth to 1020M to satisfy the need of growing data traffic. The total investment in this project may reach $5 million. We believe completion of this project will help the Company to have sufficient on-line capacity to serve up to 10 million registered students, including 2.5 million active students. .

Our marketing efforts target three principal areas, that is, franchisees, students for our Company-owned learning centers, and students for our virtual classrooms. We attract franchisees by conducting regional seminars on a periodic basis in areas that we have targeted for expansion, as well as advertising on regional television and in local newspapers in these areas. These efforts have produced in excess of 2,800 operating franchisees.

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

Results of Operations for the Twelve Months Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010

The following table sets forth key components of Tsingda Education’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

Tsingda eEDU Corporation
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Twelve Months Ended December 31

	2011	2010

Sales revenue	$45,155,225	$27,447,545
Cost of revenue	12,470,337	6,011,094

Gross Profit	32,684,888	21,436,451

Operating expenses
Selling expenses	10,526,913	6,199,618
General and administrative expenses	6,601,251	3,205,802

Total operating expenses	17,128,164	9,405,420

Income from operations	15,556,724	12,031,031
Interest income	1,338	31,102
Realized gain from short-term investment	—	73,861
Other expenses	(47,903)	(257)

Income before income tax	15,510,159	12,135,737
Income tax expenses	2,337,757	1,834,541

Net Income	$13,172,402	$10,301,196

Other comprehensive income

Foreign currency translation adjustments	1,874,495	721,997

Total Comprehensive Income	$15,046,897	$11,023,193

Weighted average shares-Basic	$35,077,602	$28,242,518
Weighted average shares-Diluted	35,918,939	28,242,518
Earnings per share,
Basic	$0.38	$0.36
Diluted	$0.37	$0.36

Revenue. For the twelve months ended December 31, 2011, we had revenues of $45,155,225 as compared to revenues of $27,447,545 for the twelve months ended December 31, 2010, an increase of approximately 64.51%. We experienced strong growth in our revenues during the twelve months period ended 2011 due to an increase in the number of franchised locations for the Company’s offline businesses, along with the continued growth of its online learning platform. As of December 31, 2011, we had 2,894 franchise locations and 32 company owned locations, compared with 2,315 franchise locations and 31 company owned locations,respectively, as of December 31, 2010. In addition, online revenues for twelve months ended December 31, 2011 increased to $6,094,871 from $3,365,285 for the comparable period in 2010.

Expenses. For the twelve months ended December 31, 2011, we incurred expenses, composed of selling and general and administrative expenses, of $17,128,164 compared to expenses of $9,405,420 for the twelve months ended December 31, 2010, an increase of approximately 82.11%.

Selling expenses include salaries of the staffs in our sales department, thecompany-owned learning centers, and other departments such as advertising, printing, logo manufacturing, and transportation. For the twelve months ended December 31, 2011, we had selling expenses of $10,526,913 as compared to $6,199,618 for the comparable period of the prior year, an increase of 69.80%. The increase reflected the marketing efforts we spent on two new business projects: the Family Baby Club and Huang Gang Supplementary Education Center, our efforts in attracting new franchise locations, and the continuous promoting efforts for our online education platform. The Family Baby Club targets pre-school children from zero to six years old and Huang Gang Supplementary Education Center provides well-regarded supplementary education to high school students. Huang Gang is an area located in Hubei province and is famous for its nationally top-ranked high schools and excellent academic performance of students. The Education Department of Huang Gang City entered into an agreement with the Company to establish supplemental tutoring programs throughout China, which started in May 2011.

Key components of selling expenses for the twelve month periods ended December 31, 2011 and 2010 were:

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010

Salaries and wages	$1,988,275	$571,234
Advertising	4,379,158	3,139,046
Printing	2,055,551	1,057,713
Others	2,103,929	1,431,625

-Salaries and wages increased by approximately 248% for the twelve months ended December 31, 2011 from the comparable 2010 period. The increase represents an increase in our sales personnel consistent with our increased franchise sales and the establishment of new business projects.

-Advertising expenses increased by approximately 40% for the twelve months ended December 31, 2011 from the comparable 2010 period. These expenses represent third party print media expenditure spent for company-owned locations and new business projects and online platform as well as our ongoing promotional efforts to attract new franchisees.

-Printing expenses increased by approximately 94% for the twelve months ended December 31, 2011 from the comparable 2010 period. These expenses represent internal costs for printing of our company newsletter and other promotional costs in order to enhance public recognition of our brand name and sales.

-Others increased by approximately 47% for the twelve months ended December 31, 2011 from the comparable 2010 period reflecting the investment in company owned locations and new projects. The overall expenditure in renovations or alterations conducted in our new locations was $20,124 per month on average, compared to $2,167 in 2010.

General and administrative expenses include rent, salaries and wages, insurance, training and related expenses. For the twelve months ended December 31, 2011, we had general and administrative expenses of $6,601,251 as compared to $3,205,802 for the comparable period from the prior year.

Key components of general and administrative expenses for the twelve months ended December 31, 2011 and 2010 were:

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010

Office supplies	$236,657	$121,103
Salaries and wages	1,107,471	605,800
Entertainment expenses	374,537	126,112
Rent	915,159	470,855
Consulting fee	610,945	324,136
Share based compensation costs	1,448,465	—
Net income	13,172,402	10,301,196
Other comprehensive income	1,874,495	721,997
Total comprehensive income	15,046,897	11,023,193

-Office supplies increased by 95% for the twelve months ended December 31, 2011 from the comparable 2010 period. The increase was to due to an increase in personnel.

-Salaries and wages increased by 83% for the twelve months ended December 31, 2011 from the comparable 2010 period as the company retained more management personnel during the period.

-Entertainment expenses increased by 197% for the twelve months ended December 31, 2011 from the comparable 2010 period due to the increase in the number of our employees.

-Rent increased by 94% for the twelve months ended December 31, 2011 from the comparable 2010 period. This increase is attributable to the rent payments under the new lease for our newly established Shijingshan Headquarter-Tsingda Century Plaza.

-Consulting expenses decreased by 17% for the twelve months ended December 31, 2011 from the comparable 2010 period. The Company retained more third-party consulting services related to Finance, IT and HR in line with the expansion of our business in 2010. The auditing and legal fees for the consecutive two years are set forth as follows:

	2011	2010
Auditing	$189,402	$64,432
Legal	$384,361	$98,002

-The Company granted 3 executives an aggregate of 900,000 shares for no cost and 100,000 shares on April 29, 2011 pursuant to the 2011 Equity Incentive Plan. The stock options are exercisable at $2 per share and vest over a term of 5 years. The Company valuates the fair value of the shares and stock options granted at the grant date using the Black-Sholes option-pricing model, and the total costs of $1,448,465 and $0 were recorded in the years ended December 31, 2011 and 2010, respectively.

Net Income. For the reasons discussed above, we had net income $13,172,402 for the twelve months ended December 31, 2011 compared with $10,301,196 for the comparable period in 2010.

Other Comprehensive Income. We had other comprehensive income $1,874,495 for the twelve months ended December 31, 2011 compared with $721,997 for the comparable 2010 period as a result of foreign currency translation gain.

Total Comprehensive Income. We had total comprehensive income of $15,046,897 for the twelve months ended December 31, 2011, representing an increase of 36.50% compared to the corresponding 2010 period. The reason for the increase is due to the various reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had working capital of $17,562,293 compared with working capital of $11,381,531 as of December 31, 2010. Changes in our working capital are summarized as follows:

	December 31,2011 (Audited)	December 31,2010 (Audited)	Increase in Working Capital

Total current assets	$37,501,727	21,174,491	16,327,236
Total current liabilities	16,899,434	9,792,960	7,106,474
Working Capital	$20,602,293	11,381,531	9,220,762

Our increase in working capital is primarily attributable to the increase in accounts receivables and advances to suppliers of approximately $10,415,544 and $3,637,263 respectively. The increase was due to the expansion of our franchise system and increased sales of our prepaid cards . Accounts receivables will be reduced gradually as the standard term of each receivable is one year. Before the repayment of such prior receivable, a franchise store cannot purchase any new prepaid card from the Company and the Company has the right to shut down the online broadcasting system until the receivables are paid. Further, the Company increased its promotional efforts , which was especially reflected in the prepayment in advertisements and printing by 120% and 70% respectively. In addition, tax payable and accounts payable were increased by 91% and 310% respectively. While tax payable reflects the increase in net income and business tax, accounts payable was increased due to the improvements of the new office building, the updates of our internet infrastructure as well as the purchase of other intangible assets.

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

The following summarizes the key components of our cash flows for the twelve months ended December 31, 2011 and 2010:

	Twelve Months Ended December 31

	2011	2010

Net cash provided by operating activities	$13,756,928	$10,972,626
Net cash consumed by investing activities	$21,485,968	$(16,630,096)
Net cash provided by financing activities	$6,518,100	$8,606,327
Effect on cash of foreign exchange rates	$361,715	$678,712
Net change in cash	$(923,654)	$3,627,569
Cash Balance (Beginning of Period)	$4,086,214	$458,645
Cash Balance (End of Period)	$3,162,560	$4,086,214

The net cash provided by operating activities for the twelve months ended December 31, 2011 were $13,756,928, compared to $10,972,626 for the comparable period in 2010. The increase was primarily due to the increase in our sales revenue during the period.

The net cash consumed by investing activities for the twelve months ended December 31, 2011 were $21,485,968, compared to $16,630,096 for the comparable periods in 2010.

On August 5, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with Mr. Guozhen Zhou, an executive of the Company and also the founder of Asia Outstanding Students Admissions Union Ltd. (“AOSA”), a Company

registered in British Columbia, Canada. Under the Investment Agreement, both parties agreed to invest $5,500,000 in total in AOSA, in which Tsingda agreed to invest $3,000,000, representing 55% of the total equity interest of AOSA. As of December 31, 2011, the Company paid $3,000,000 as the prepayment.

On August 10, 2011, the Company entered into a Shares Investment Agreement (the “Acquisition Agreement”) with Beijing YIYING Angel Education Consulting Co., Ltd. (“YIYING Angel”) and Ms. Yitong Chen, the owner of YIYING Angel, to acquire 70% of the equity interest of YIYING Angel from Ms. Chen for consideration of $2,800,000 and 200,000 Company options to purchase ordinary shares at an exercise price of $5 per share. As of December 31, 2011, the Company paid $2,800,000 and the transaction closed as of March 30, 2012. On November 1, 2011, the Company entered into an investment agreement with Beijing ShangXue Educational Technology Co. (“Shangxue”) to purchase 80% of the equity interest of Shangxue for $1,800,000. As of December 31, 2011, the Company has paid $1,000,000 as the deposit. In the event Shangxue generates $1,000,000 of net profit in 2012, the Company has until April 30, 2013 to determine whether or not to pay the balance and purchase the 80% equity interest in Shangxue. If the net profit threshold is not met, the $1,000,000 deposit shall be applied against the purchase by the Company of various online resources from Shangxue.

The net cash provided by financing activities for the twelve months ended December 31, 2011 was $6,518,100 compared with $8,606,327 for the comparable period in 2010.

The Company was engaged in equity financing activities to fuel its fast expansion. On July 12, 2011, the Company entered into a definitive Securities Purchase Agreement with AMI Corporation (“AMI”). Under the Agreement, the Company sold 3,000,000 ordinary shares to AMI at the price of $4.56 per share receiving total cash proceeds of $13,680,000. As part of the private placement, the Company paid a consulting service fee of $1,394,400, which is accounted for as a stock issuance cost and the payment was directly deducted from the cash proceeds received from the private placement.

On August 21, 2011, the Company entered into a Share Purchase Agreement with ZHR Fund, one of the Company’s original shareholders, to buy back 1,875,000 ordinary shares of the Company held by ZHR Fund at a price of $3.30 per share, and the total cash payment was $6,187,500. On the same day, the Company cancelled such repurchased shares. The difference between the closing balance of cash and cash equivalents for the twelve months ended December 31, 2011 and 2010 is primarily attributable to the transactions mentioned above.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash, short term investments, accounts receivable and other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2011 and 2010.

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

REVENUE RECOGNITION

Online Courses

The Company provides online education programs to its franchisees, agents and individual customers. Revenue is realized through sales to franchisees and other agents of rights to conduct education services. The Company authorized the franchised locations to use its logo, all education programs and products and the Company receives a onetime licensing fee, annual management fee, and 20% of student generated revenue from the franchised location by providing them prepaid e-cards of 5 times the cash amount. All the mentioned fees are revenues or unearned revenues from the sale of e-cards. Revenue is recognized from each e-card sale as that e-card is used by a student to purchase online education courses, and is reported net of business tax. For example, if 10% of the value of an e-card is used, the Company recognizes such 10% as revenue and the remaining value of the e-card is not recognized as revenue until used by the student. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

Virtual Internet Classroom

The Company sold prepaid e-cards to the customers. Revenue is recognized from each e-card sale as that e-card is used by a student to purchase online education courses, and is reported net of business tax. For example, if 10% of the value of an e-card is used, the Company recognizes such 10% as revenue and the remaining value of the e-card is not recognized as revenue until used by the student. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

Sales of Materials and Publications

The Company started the sales of self-branded reference books and materials from August 2010. The revenue is recognized upon the products are delivered to the customers.

Offline courses

Offline tutorial courses are provided by Tsingda Century Training School (“Training School” or referred as “Huanggang Experimental School”) and by the Company owned learning centers. The revenue is recognized based on the progress of courses the students completed during the period.

ADVERTISING

Advertising is included in selling expenses for financial reporting. The Company incurred advertising costs of $4,442,589 and $3,150,215 for the years ended December 31, 2011 and 2010, respectively.

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

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period

The Company’s board of directors approved a three-for-one reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock on October 19, 2010. References to shares in the consolidated financial statements and the accompanying notes, including, but not limited to, the number of shares and per share amounts, have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB’s intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

RECENT FINANCING

Our primary uses of cash have been for selling and marketing expenses and employee compensation. The main sources of cash flow have been revenues derived from franchisees and from our Company-owned locations. The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level of operations for at least the next twelve months.

The Company anticipates that expenditures through December, 2012 will consist primarily of establishment of new Company-owned learning centers, advertising and promotions, and other expenditures for general corporate purposes, including salaries and costs associated with further development of our content and product offerings.

The Company does not have any bank loans and is not expected to have any in the next twelve months. This income estimate does not include any potential outside funding.

EMPLOYEE INCENTIVE PLAN

On April 29, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”) pursuant to which the Board of Directors may grant ordinary shares and stock options to its employees. The Company granted 900,000 ordinary shares to three executives for no cost and granted one executive 100,000 non-qualified stock options to purchase 100,000 of the Company’s ordinary shares at an exercise price of $2 per share. The stock options vest over a term of 5 years. The fair value of the ordinary shares was estimated on the date of issuance. The calculated fair value of the options was $0.63 per share. The amount of compensation cost recognized for the options granted was $8,465 and recorded in the general and administrative expenses for the year ended December 31, 2011. The amount of compensation cost recognized for the shares issued were $1,440,000 and $0, and were recorded in the general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-24 comprising a portion of this Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(e) and (f) and 15d-15(e) and (f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that there is the following material weakness in our internal control over financial reporting as of December 31, 2011:

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

NAME	AGE	POSITION

Zhang Hui	45	Chairman of the Board of Directors, Chief Executive Officer and President
Liu Juntao	49	Executive Vice President and Director
Kang Chungmai	41	Secretary and Chief Financial Officer
Norm Klein	61	Director
David Bolocan	47	Director
Bi Cheng	54	Director

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

Kang Chungmai has been the chief financial officer and secretary of Tsingda Education since January 2010. From 2004 to 2007, he worked as managing director in Zero2IPO Group in Beijing a financial consulting firm. From 2007 to 2010, Mr. Kang worked as the managing partner of Deal Bed Capital, a consulting company. From 1999 to 2002, he served as CFO in

Optoma Electronics (the largest TFT-LCD backlight and DLP projector producer in the world). From 1996 to 1999, he served as financial manager in Far Eastern Department Stores (the largest chain of department stores in the Greater China Region) based in Taipei. He had broad experiences in general financial management, debt and equity financing, foreign exchange hedging, offshore holding structure design, and investment evaluation. Mr. Kang holds his master degree in International Finance from the University of Westminster, London, UK in 1996. He also expects to receive the PhD degree in Management from the University of Edinburgh, Edinburgh, Scotland in 2010.

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

We believe that Zhang Hui, as chairman and chief executive officer, and Liu Juntao as executive vice president of our business since its inception in 2003, are each qualified to and should be a director of Tsingda eEDU Corporation. Mr. Zhang and Mr. Liu have both been instrumental in establishing Tsingda Education and overseeing its operations. We also believe Mr. Klein, Mr. Bolocan and Mr. Bi are each qualified and should be on our board of directors. Mr. Klein and Mr. Bolocan bring to the Company valuable expertise and knowledge of United States corporate governance, and Mr. Bi is a respected academic in the field of education that would contribute to the Board’s diversity.

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

Compliance with Section 16(a) of the Exchange Act

During the fiscal year ended December 31, 2011, not all the directors and officers have filed, on a timely basis, reports required by section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Zhang Hui(1)	2010	$55,385	0	0	0	0	$55,385
Chairman, President, and	2011	$55,385	0	0	0	0	55,385
Chief Executive Officer

Kang Chungmai(1)	2010	$46,225	0	0	0	0	$46,225
Chief Financial Officer	2011	$46,225	0	$480,000	0	0	$526,225

Joseph Rozelle(2)	2010	0	0	0	0	0	0
Former President and Chief	2011	0	0	0	0	0	0
Financial Officer and Secretary

Karl Brenza(3)	2010	0	0	0	0	0	0
Former Chief Executive Officer	2011	0	0	0	0	0	0

(1)

On May 24, 2010, we acquired Tsingda Technology in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Zhang Hui became our Chief Executive Officer and President and Kang Chungmai became our Chief Financial Officer. Prior to the effective date of the reverse acquisition, Mr. Zhang and Mr. Kang held the same positions with Tsingda Education, respectively. The annual compensation shown in this table includes the amounts Mr. Zhang received from Tsingda Education prior to the consummation of the reverse acquisition. Mr. Kang was hired by Tsingda Education in January 2010 and his annual salary is approximately $46,225. In addition, on April 29, 2011, the Company adopted the 2011 Equity Incentive Plan, pursuant to which the Board of Directors may grant ordinary shares and stock options to its employees. During the fiscal year 2011, the Company granted 300,000 Ordinary Shares to Mr. Kang for no cost and it was valued at $1.60 per share according to the closing price of the most recent equity transaction.

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

Grants of Plan-Based Awards

On April 29, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”) pursuant to which the Board of Directors may grant ordinary shares and stock options to its employees. The Company granted 900,000 ordinary shares to three executives for no cost and granted one executive 100,000 non-qualified stock options to purchase 100,000 of the Company’s ordinary shares at an exercise price of $2 per share. The stock options vest over a term of 5 years. The fair value of the ordinary shares was estimated on the date of issuance. The calculated fair value of the options was $0.63 per share. The amount of compensation cost recognized for the options granted was $8,465 and recorded in the general and administrative expenses for the year ended December 31, 2011. The amount of compensation cost recognized for the shares issued were $1,440,000 and $0, and were recorded in the general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

Outstanding Equity Awards at Fiscal Year End

The Company granted one executive 100,000 non-qualified stock options to purchase 100,000 of the Company’s ordinary shares at an exercise price of $2 per share. The stock options vest over a term of 5 years. The calculated fair value of the options was $0.63 per share.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers during the fiscal year ended December 31, 2011 and no shares of restricted stock vested.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2011.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2011.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2011.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2011 we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding Ordinary Shares by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise stated, the address of the stockholders listed below is No. 39, Block 74, Lugu Rd., Shinjingshan District, Beijing.

Name and Address of Beneficial Owner	Number of Ordinary Shares Beneficially Owned(1)	Percent Of Class(2)

	Officers and Directors

Zhang Hui (3) President and Chairman	11,422,706	31.9%
Liu Juntao(3) Executive Vice President and Director	11,422,706	31.9%
Kang Changmai (4) Chief Financial Officer and Secretary	300,000	0.84%
Norm Klein (5)	1,579,740	4.2%

David Bolocan Director	0	0
Bi Cheng Director	0	0
All officers and directors as a group (3 persons)	12,772,706	35.72%

5% or greater shareholders
Yangyi Yu	2,193,750	6.14%

Tsing Da Century Education Technology Co., Ltd. (3)	11,422,706	31.9%

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

(2)	Based on 35,754,862 Ordinary Shares issued and outstanding as of the date hereof.
(3)

Tsing Da Century Education Technology Co., Ltd., a Belize corporation, is the record owner of such shares. Mr. Zhang, our Chairman and President, and Mr. Liu, our Executive Vice President and Director, own 81.7% and 18.3%, respectively, of this entity. Accordingly, both Mr. Zhang and Mr. Liu may be deemed to be the beneficial owner of shares owned by such reporting person.

(4)	Includes 300,000 Ordinary Shares granted to Mr. Kang under the 2011 Equity Incentive Plan.
(5)

Includes 1,579,740 Ordinary Shares held by EastBridge Investment Group Corp, of which Norm Klein is Chief Operating Officer, Chief Financial Officer and Investor Relations Officer. Address of the person is: 8040 E. Morgan Trail Unit 18, Scottsdale, Arizona 85258

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Promoters and certain control persons.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2011 and December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2011	December 31, 2010

Audit Fees	$189,402	$60,000
Audit Related Fees	—	46,000
Tax Fees	—	4,500
All Other Fees	—	—

	$189,402	$110,500

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum and Articles of Association of the Company.(1)
3.2	Amended Memorandum of Association of the Company.(2)
3.3	Memorandum of and Articles of Association of Tsing Da Century Education Technology Co. Ltd.(3)
4.1	Form of Warrant.(5)
4.2	Form of Placement Agent Warrant.(5)
5.1	Opinion of Shu Jin Law Firm (7)
10.1	Consulting Services Agreement dated April 26, 2010(3)
10.2	Operating Agreement dated April 26, 2010(3)
10.3	Option Agreement dated April 26, 2010(3)
10.4	Voting Rights Proxy Agreement dated April 26, 2010(3)
10.5	Equity Pledge Agreement dated April 26, 2010(3)
10.6	Share Exchange Agreement dated May 24, 2010 by and among Compass Acquisition Corporation and its controlling shareholders, and Tsing Da Century Education Technology Co. Ltd. and its shareholders (4)
10.7	Securities Purchase Agreement dated September 16, 2010 by and among the Company and certain investors.(5)
10.8	Registration Rights Agreement dated September 16, 2010 by and among the Company and certain investors.(5)
10.10	Holdback Escrow Agreement dated September 16, 2010, by and among the Company, Zhong Hui Rong (Fujian) Fund, Ltd. and Collateral Agents, LLC.(5)
10.11	Six Month Lock-Up Agreement dated September 16, 2010 by and among the Company and certain shareholders.(5)
10.12	Initial Shareholder Lock-Up Agreement dated September 16, 2010 by and among the Company and certain shareholders.(5)
10.13	Initial Shareholder Lock-Up Agreement dated September 16, 2010 by and among the Company and Eastbridge Investment Group Corp.(5)
10.14	Founding Shareholder Lock-Up Agreement dated September 16, 2010 by and between the Company and Tsingda Century Education Technology Co. Ltd.(5)
10.15	Securities Escrow Agreement dated September 16, 2010 by and among the Company, Maxim Group, LLC, Tsing Da Century Technology Co. Ltd., and Collateral Agents, LLC.(5)
10.16	Agreement dated March 12, 2010 by and between Maxim Group, LLC and Beijing Tsingda Century Investment Consultant of Education Co., Ltd.(5)
10.17	Translation of Form of Franchise Agreement.(6)
10.18	Translation of Employment Agreement with Mr. Zhang.(6)
10.19	Services Agreement by and between the Company and Eastbridge Investment Group Corporation dated May 17, 2010.(10)
10.10	Securities Purchase Agreement, dated as of July 12, 2011 between the Company and AMI Corporation (11)
21.1	List of Subsidiaries.(6)
23.1	Consent of Malone Bailey LLP, filed herewith
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. (9)
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. (9)
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (9)
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. (9)
99.1	Index of Tsingda Courses (8)
99.2	Addresses of Company-owned learning centers (7)

101.INS	XBRL Instance Document (9)
101.SCH	XBRL Taxonomy Extension Schema Document (9)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (9)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (9)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (9)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (9)

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
(11) Incorporated herein by reference to the Current Report on Form 8-K filed on July 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tsingda eEDU Corporation
Cayman Islands

We have audited the accompanying consolidated balance sheets of Tsingda eEDU Corporation and its Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. In connection with our audit for the consolidated financial statements, we have also audited the condensed parent company financial statements for the year ended December 31, 2011 and 2010. These consolidated financial statements and condensed parent company financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related condensed parent company financial statements, when considered in relation to the consolidated financial statements taken a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 30, 2012

TSINGDA EEDU CORPORATION
Consolidated Balance Sheets
(Stated in US dollars)

	December 31, 2011	December 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$3,162,560	$4,086,214
Accounts receivable, net	16,971,480	6,555,936
Advances to suppliers	12,166,014	8,488,751
Other receivables	1,409,259	1,103,083
Receivable from escrow account	100,000	520,000
Due from the related party	3,000,000	37,749
Inventory	321,628	—
Deferred tax assets	370,786	382,758

Total Current Assets	37,501,727	21,174,491
Advances for leasehold improvements	2,456,522	6,604,628
Prepayment for investment and acquisition	3,760,000	—
Property and equipment, net	16,634,974	10,652,830
Intangible assets, net	12,800,645	5,021,983

TOTAL ASSETS	$73,153,868	$43,453,932

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,252,404	305,165
Customer deposit	3,032,264	1,642,642
Taxes payable	9,688,065	5,070,919
Accrued and other liabilities	454,785	222,512
Deferred revenue	2,471,916	2,551,722

Total Current Liabilities	16,899,434	9,792,960

SHAREHOLDERS’ EQUITY
Preferred stock: 781,250 shares of $.000128 par value authorized; None shares issued and outstanding	$—	$—
Common stock (par value $0.000384 per share; 100,000,000 shares authorized; 35,754,862 and 33,729,862 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	13,730	12,952
Additional paid in capital	21,068,967	13,523,180
Statutory reserves	2,398,464	2,398,464
Retained earnings	29,935,343	16,762,941
Accumulated other comprehensive income	2,837,930	963,435
TOTAL SHAREHOLDERS’ EQUITY	56,254,434	33,660,972

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,153,868	$43,453,932

The accompanying notes are an integral part of these financial statements.

TSINGDA EEDU CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	For the Years Ended December 31,

	2011	2010

Revenue	$45,155,225	$27,447,545

Cost of revenue	12,470,337	6,011,094

Gross profit	32,684,888	21,436,451

Operating expenses
Selling expenses	10,526,913	6,199,618

General and administrative expenses	6,601,251	3,205,802

Total operating expenses	17,128,164	9,405,420

Income from operations	15,556,724	12,031,031
Interest income	1,338	31,102
Realized gain from short-term investment	—	73,861
Other expense	(47,903)	(257)

Income before income tax	15,510,159	12,135,737

Income tax expenses	2,337,757	1,834,541

Net income	$13,172,402	$10,301,196

Other comprehensive income
Foreign currency translation adjustments	1,874,495	721,997

Total comprehensive income	$15,046,897	$11,023,193

Weighted average number of shares, basic	35,077,602	28,242,518
Weighted average number of shares, diluted	35,918,939	28,242,518
Earnings per share,
-Basic	$0.38	$0.36
-Diluted	$0.37	$0.36

The accompanying notes are an integral part of these financial statements.

TSINGDA EEDU CORPORATION
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital				Total Shareholder’s Equity
	Shares	Amount		Statutory Reserve		Retained Earnings

Balance as of December 31, 2009	24,402,278	$9,370	$4,400,435	$1,329,032	$241,438	$7,531,177	$13,511,452
Issuance of 332,759 shares in connection with the share exchange transaction on May 24, 2010	332,759	128	—	—	—	—	128
Issuance of 915,085 shares to Maxim Group on May 17, 2010	915,085	351	29,649	—	—	—	30,000
Issuance of 2,079,740 shares to Eastbridge Investment Corporation on May 17, 2010	2,079,740	799	—	—	—	—	799
Issuance of 6,000,000 shares on September 16, 2010	6,000,000	2,304	9,597,696	—	—	—	9,600,000
Stock issuance cost related to the private placement on September 16, 2010	—	—	(504,600)	—	—		(504,600)
Net income for the year	—	—	—	—	—	10,301,196	10,301,196
Allocation of retained earnings to statutory reserve	—	—	—	1,069,432	—	(1,069,432)	—
Foreign currency translation adjustment	—	—	—	—	721,997	—	721,997

Balance as of December 31, 2010	33,729,862	$12,952	$13,523,180	$2,398,464	$963,435	$16,762,941	$33,660,972

The accompanying notes are an integral part of these financial statements.

Tsingda eEDU Corporation
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

	Common Stock				Accumulated Other Comprehensive Income		Total Shareholder’s Equity
	No. of Shares	Amount	Additional Paid-in Capital	Statutory Reserve		Retained Earnings

Balance as of December 31, 2010	33,729,862	$12,952	$13,523,180	$2,398,464	$963,435	$16,762,941	$33,660,972
Net income for year ended December 31, 2011	—	—	—	—	—	13,172,402	13,172,402
Issuance of 900,000 shares to the management on April 29, 2011	900,000	346	1,439,654	—	—	—	1,440,000

Stock based compensation cost	—	—	8,465	—	—	—	8,465
Foreign currency translation adjustment	—	—	—	—	1,874,495	—	1,874,495
Private placement on July 12,2011	3,000,000	1,152	13,678,848	—	—	—	13,680,000
Stock issuance cost related to the private placement on July 12,2011	—	—	(1,394,400)	—	—	—	(1,394,400)
Shares repurchased and retired on August 21, 2011	(1,875,000)	(720)	(6,186,780)	—	—	—	(6,187,500)

Balance as of December 31, 2011	35,754,862	$13,730	$21,068,967	$2,398,464	$2,837,930	$29,935,343	$56,254,434

The accompanying notes are an integrated part of these unaudited consolidated financial statements

TSINGDA EEDU CORPORATION
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the years ended December 31

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,172,402	$10,301,196

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,362,354	2,356,930
Share-based compensation costs	1,448,465	—
Deferred tax assets	31,520	(222,237)
Changes in operating assets and liabilities:
Accounts receivable	(10,080,719)	(2,196,217)
Advances to suppliers	(3,243,725)	(4,488,039)
Other receivables	(223,282)	(689,354)
Inventories	(321,628)	41,817
Accounts payable	931,654	267,110
Customer deposit	1,305,729	1,364,028
Accrued and other liabilities	220,909	(276,039)
Deferred revenue	(204,915)	1,449,454
Taxes payable	4,358,164	3,063,977

CASH PROVIDED BY OPERATING ACTIVITIES	13,756,928	10,972,626

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,516,217)	(8,673,220)
Sales of property, plant and equipment	66,657	—
Addition of intangible assets	(10,767,007)	(4,006,992)
Payments for leasehold improvements not completed	4,374,136	(6,461,403)
Cash payment for acquisition deposit	(2,760,000)	—
Cash payment for equity investment deposit	(1,000,000)	—
Cash received for short-term investment matured	—	2,068,100
Advances/loans to related parties	(3,018,228)	—
Collection of advances/loan to related parties	134,691	443,419

CASH USED IN INVESTING ACTIVITIES	(21,485,968)	(16,630,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	13,680,000	9,630,927
Cash paid to repurchase shares	(6,187,500)	—
Payment for stock issuance cost	(1,394,400)	(504,600)
Payment in the escrow account	—	(520,000)
Cash collection from the escrow account	420,000	—

CASH PROVIDED BY FINANCING ACTIVITIES	6,518,100	8,606,327

Effect of exchange rate changes on cash and cash equivalents	287,286	678,712

NET INCREASE (DECREASE) IN CASH	(923,654)	3,627,569
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$4,086,214	$458,645

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,162,560	$4,086,214

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$163,107	$138,709

The accompanying notes are an integral part of these financial statements.

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements
For the years ended December 31, 2010 and 2011

NOTE 1- ORGANIZATION AND BUSINESS OPERATIONS

Tsingda Century Investment Consultant of Education Co., Ltd. (“Tsingda Century”) was incorporated on October 23, 2003, in Beijing, the People’s Republic of China (the “PRC”). Beijing Tsingda Century Network Technology Co., Ltd. (“Tsingda Network”), the wholly owned subsidiary of Tsingda Century was incorporated in the PRC on February 14, 2004. Tsingda Century and its subsidiary provide high quality offline and online educational services for students ranging from six to eighteen years of age in the PRC. Tsingda eEDU Corporation (“Tsingda eEDU” or “the Company”, formerly “Compass Acquisition Corporation”) was incorporated in the Cayman Islands on September 27, 2006. The Company was originally organized as a “blank check” company to identify and acquire a target company or business seeking the advantages of being a publicly held corporation.

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

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

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

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

FAIRE VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, which include cash, short term investments, accounts receivable and other receivables, advances to suppliers, accounts payable, accrued liabilities, and other liabilities, approximate their fair values at December 31, 2011 and 2010.

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

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

REVENUE RECOGNITION

Online Courses

The Company provides online education programs to its franchisees, agents and individual customers. Revenue is realized through sales to franchisees and other agents of rights to conduct education services. The Company authorized the franchised locations to use its logo, all education programs and products and the Company receives a onetime licensing fee, annual management fee, and 20% of student generated revenue from the franchised location by providing them prepaid e-cards of 5 times the cash amount. All the mentioned fees are revenues or unearned revenues from the sale of e-cards. Revenue is recognized from each e-card sale as that e-card is used by a student to purchase online education courses, and is reported net of business tax. For example, if 10% of the value of an e-card is used, the Company recognizes such 10% as revenue and the remaining value of the e-card is not recognized as revenue until used by the student. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

Virtual Internet Classroom

The Company sold prepaid e-cards to the customers. Revenue is recognized from each e-card sale as that e-card is used by a student to purchase online education courses, and is reported net of business tax. For example, if 10% of the value of an e-card is used, the Company recognizes such 10% as revenue and the remaining value of the e-card is not recognized as revenue until used by the student. The opening of cards is tracked by our IT system automatically and the revenue is proportionally recognized based on the progress of the e-cards usage.

Sales of Materials and Publications

The Company started the sales of self-branded reference books and materials from August 2010. The revenue is recognized when the products are delivered to the customers.

Offline courses

Offline tutorial courses are provided by Tsingda Century Training School (“Tsingda School” or referred as “Huanggang Experimental School”) and by the Company owned learning centers. The revenue is recognized based on the progress of courses the students completed during the year

ADVERTISING

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company incurred advertising costs of $4,442,589 and $3,150,215 for the years ended December 31, 2011 and 2010, respectively.

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

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

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

It is management’s opinion that as of December 31, 2011 and 2010, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates. The carrying amounts of short-term loans approximate their fair values because the applicable interest rates approximate current market rates.

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

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
For the years ended December 31, 2010 and 2011

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB’s intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

As of December 31, 2011 and 2010, accounts receivable consisted of the following:

	December 31, 2011	December 31, 2010

Accounts receivable	$16,971,480	$6,555,936
Allowance for doubtful accounts	—	—

Accounts receivable, net	$16,971,480	$6,555,936

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

The change in the allowance for doubtful accounts is as follows:

	December 31, 2011	December 31, 2010

Beginning balance	$—	$301,001
Provision during the period	—	—
Collection during the period	—	(301,001)

Ending balance	$—	$—

NOTE 4 - ADVANCES TO SUPPLIERS

Advances to suppliers represent amounts prepaid for advertising, network, rent, store construction and decoration:

	December 31, 2011	December 31, 2010

Advance for advertising and printing	$7,233,400	$3,466,970
Advance for network service	1,794,569	2,304,492
Others	3,138,045	2,717,289

Total	$12,166,014	$8,488,751

NOTE 5 - PREPAYMENTS FOR INVESTMENTS AND ACQUISITION

On August 10, 2011, the Company entered into a definitive Shares Investment Agreement (the “Acquisition Agreement”) with Beijing YIYING Angel Education Consulting Co., Ltd. (“YIYING Angel”) and Ms. Yitong Chen, the owner of YIYING Angel, to acquire 70% of the equity interest of YIYING Angel for consideration of $2,800,000 and 200,000 Company options to purchase ordinary shares at an exercise price of $5 per share to be granted to Ms. Yitong Chen. As of December 31, 2011, the Company paid $2,760,000 as the deposit and the options have not been granted.

On November 1, 2011, the Company entered into an investment agreement with Beijing ShangXue Educational Technology Co. (“Shangxue”) to purchase 80% of the equity interest of Shangxue for $1,800,000. As of December 31, 2011, the Company has paid $1,000,000 as the deposit.

	December 31, 2011	December 31, 2010

Prepayment for acquisition of YIYING Angel	$2,760,000	$—
Prepayment for investment in ShangXue Education	1,000,000	—

Total	$3,760,000	$—

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

NOTE 7- PROPERTYAND EQUIPMENT, NET

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Office furniture	$16,569	$7,595
Office equipment	6,764,868	3,710,405
Vehicles	126,558	143,017
Leasehold improvement	10,798,811	1,152,683
Construction in progress	2,925,436	6,844,359

Total property and equipment	20,632,242	11,858,059

Accumulated depreciation	(3,997,268)	(1,205,229)

Total property and equipment, net	$16,634,974	$10,652,830

Depreciation expense for the years ended December 31, 2011 and 2010 were allocated to the following expense items respectively:

	December 31, 2011	December 31, 2010

Cost of goods sold	$1,743,671	$101,880
Selling expense	13,715	1,399
General and administrative	919,766	643,321

Total	$2,677,152	$746,600

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Self-developed courseware	$579,021	$379,435
Purchased courseware	17,686,864	6,507,896
Management software	933,403	874,610
Purchased technology	158,707	150,996

Intangible assets, total	19,357,995	7,912,937
Accumulated amortization	(6,557,350)	(2,890,954)

Intangible assets, net	$12,800,645	$5,021,983

The amortization expenses for the years ended December 31, 2011 and 2010 were $ 3,431,450 and $1,610,330 respectively.

NOTE 9 – DUE FROM THE RELATED PARTY

On August 5, 2011, the Company entered into a definitive Investment Agreement (the “Investment Agreement”) with Mr. Guozhen Zhou, an executive of the Company and also the founder of Asia Outstanding Students Admissions Union Ltd. (“AOSA”), a Company registered in British Columbia, Canada. Under the Investment Agreement, Tsingda agreed to pay Mr. Zhou $3,000,000, to acquire 55% of the total outstanding equity interests of AOSA. As of December 31, 2011, the Company paid $3,000,000 to Mr. Gouzhen Zhou. As of March 30, 2012, $2,900,000 has been paid back by Mr. Gouzhen Zhou since the transaction has not been closed.

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

NOTE 10 – PRIVATE PLACEMENT

On September 16, 2010, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with certain investors (“Investors”) pursuant to which the Company completed an offering (“Offering”) of units (“Units”) for total gross proceeds of $9,600,000. Each Unit is priced at $1.60 and consists of one (1) ordinary share, par value $0.000384 per share (“Ordinary Shares”), and a Series A Stock Purchase Warrant (“Warrants”) to purchase 0.35 of one Ordinary Share. The initial Warrant exercise price is $2.08 per share on a post split basis. An aggregate of 6,000,000 units were sold, resulted in the sale of 6,000,000 Ordinary Shares and Warrants to purchase 2,100,000 Ordinary Shares at $2.08 per share.

In connection with this private placement, the Company held back and placed in an escrow account an aggregate amount of $520,000, pursuant to the agreement entered with the lead purchaser of the Offering. As of December 31, 2011 and 2010, the receivable from escrow account is $100,000 and $520,000.

On July 12, 2011, the Company entered into a definitive Securities Purchase Agreement (the “Agreement”) with AMI Corporation (“AMI” or the “Purchaser”). Under this Agreement, the Company sold 3,000,000 ordinary shares to the Purchaser at the price of $4.56 per share receiving total cash proceeds of $13,680,000. As part of the private placement, the Company paid a consulting service fee of $1,394,400, which is accounted for as a stock issuance cost and the payment was directly deducted from the cash proceeds received from the private placement.

NOTE 11 – SHAREHOLDER’S EQUITY

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

On August 21, 2011, the Company entered into a Share Purchase Agreement (the “Repurchase Agreement”) with ZHR Fund, one of the Company’s original shareholders, to buy back 1,875,000 ordinary shares of the Company held by ZHR Fund at the price of $3.30 per share, and the total cash payment is $6,187,500. On the same day, the Company cancelled such repurchased shares. As of December 31, 2011, the number of the Company’s outstanding ordinary shares is 35,754,862. Concurrent with the Repurchase Agreement, 656,250 outstanding warrants issued to ZHR Fund were cancelled.

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

NOTE 12 – SHARE BASED COMPENSATION

On April 29, 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”) pursuant to which the Board of Directors may grant ordinary shares and stock options to its employees. The Company granted 900,000 ordinary shares to three executives for no cost and granted one executive 100,000 non-qualified stock options to purchase 100,000 of the Company’s ordinary shares at an exercise price of $2 per share. The stock options vest over a term of 5 years.

The fair value of the ordinary shares was estimated on the date of issuance. The amount of compensation cost recognized for the shares issued were $1,440,000 and $0, and were recorded in the general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

The Company uses the Black-Sholes option-pricing model to estimate the fair value of its stock options. The fair value of stock options was estimated on the date of grant. Valuation assumptions used in the Black-Sholes option-pricing model for stock options granted include (1) discount rate of 2.13% based upon United States 5- year Treasury yields in effect at the time of the grant; (2) expected term of 5 years; (3) expected volatility of 51% and (4) zero expected dividends. The calculated fair value of the options was $0.63 per share. No stock options were exercised during the year ended December 31, 2011. The amount of compensation cost recognized for the options granted were $8,465 and $0, and were recorded in the general and administrative expenses, for the year ended December 31, 2011 and 2010, respectively.

No income tax benefit was recognized in the income statement for the shares and stock options as such compensation expenses were recorded and incurred by Tsingda eEDU Corporation, a Cayman Island incorporated entity.

NOTE 13 - STATUTORY RESERVE

In accordance with the relevant laws and regulations of the PRC, the Company’s PRC subsidiaries are required to transfer 10% of their respective after tax profit, as determined in accordance with PRC accounting standards and regulations, to a general reserve fund until the balance of the fund reaches 50% of the registered capital of the respective subsidiary. The transfer to this general reserve fund must be made before distribution of dividends can be made. As of December 31, 2011, the registered capitals of Tsingda Century and Tsingda Network are $4,421,156 and $588,235, respectively, and both companies have made the required allocations to the general reserves. As of December 31, 2011 and 2010, the PRC subsidiaries had appropriated $1,955,454 and $1,955,454, respectively to the general reserve funds, which are restricted from being distributed to the Company. General reserve funds are restricted for set off against losses, expansion of production and operation or increase in registered capital of the respective company. These reserves are therefore not available for distribution except in liquidation.

Further, the PRC subsidiaries may, at the discretion of the enterprise, make appropriations to a staff welfare and bonus reserve in accordance with the relevant laws and regulations in the PRC. The appropriation to staff welfare and bonus reserve is recognized as an expense as it is a current liability to the employees. For the years ended December 31, 2011 and 2010, the PRC subsidiaries had made appropriations to the staff welfare and bonus reserve of $443,010 and $443,010, respectively.

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

NOTE 14 - INCOME TAXES

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

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

The provision for taxes on earnings consisted of:

	December 31, 2011	December 31, 2010

PRC Enterprise Income Tax	$2,337,757	$1,834,541
United States Federal Income Tax	—	—

Income tax, net	$2,337,757	$1,834,541

Income tax expense, which is all incurred in the PRC, consists of:

	December 31, 2011	December 31, 2010

Current income tax expense	$2,325,784	$2,061,609
Deferred income tax expense(benefit)	11,973	(227,068)

Income tax, net	$2,337,757	$1,834,541

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	December 31, 2011	December 31, 2010

U.S. Federal income tax statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Preferential tax rate	-10%	-10%

Effective tax rate	15%	15%

The tax effect of temporary differences that gives rise to significant portions of the deferred income tax assets are presented below:

	December 31, 2011	December 31, 2010

Deferred tax assets:
Deferred revenue	$370,786	$382,758

Deferred tax assets, total	$370,786	$382,758

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

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
For the years ended December 31, 2010 and 2011

NOTE 15 – EARNINGS PER SHARE

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

The following table is a reconciliation of basic and diluted EPS for the years ended December, 2011 and 2010:

	Years Ended December 31,

	2011	2010

Numerator:
Net income attributable to Tsingda eEDU	$13,172,402	$10,301,196
Denominator:
Weighted average common shares outstanding	35,077,602	28,242,518
Dilutive effect of common stock equivalents	841,337	—

Adjusted weighted-average common shares outstanding, assuming conversion of common stock equivalents	35,918,939	28,242,518

Basic net income attributable to Tsingda eEDU per common share	$0.38	$0.36

Diluted net income attributable to Tsingda eEDU per common share	$0.37	$0.36

NOTE 16 - COMMITMENTS AND CONTINGECIES

Lease Obligations

The Company has entered into multiple lease agreements for the lease of premises for company directly owned learning centers. As of December 31, 2011, the Company’s commitments for minimum lease payments under these un-revocable operating leases for the next five years are as follows:

Year ending December 31,	Payments Due
2012	$5,429,450
2013	5,565,316
2014	5,564,823
2015 and there after	5,232,700

Total	$21,792,289

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

NOTE 17 - CONCENTRATIONS

For the years ended December 31, 2011 and 2010, no individual customers contributed more than 10% of the Company’s revenue.

For the years ended December 31, 2011 and 2010, no purchase (net of VAT) from any individual vendor accounted for more than 10% of the total net purchases of the Company.

NOTE 18 – OPERATING RISKS

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company’s common stock could lose their entire investments.

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

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
for the years ended December 31, 2010 and 2011

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

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
for the years ended December 31, 2010 and 2011

TSINGDA EEDU CORPORATION
Condensed Parent Company Balance Sheets
(Stated in US dollars)

	December 31, 2011	December 31, 2010

ASSETS
Current assets

Receivable from escrow account	$100,000	$520,479

Investment in subsidiaries	56,154,434	33,140,493

TOTAL ASSETS	56,254,434	33,660,972

SHAREHOLDERS’ EQUITY

Preferred stock: 781,250 shares of $.000128 par value authorized; None shares issued and outstanding
Common Stock (par value $0.000384 per share; 100,000,000 shares authorized; 35,754,862 and 33,729,862 shares issued and outstanding as of December 31, 2011 and 2010, respectively)	$13,730	$12,952

Additional paid in capital	21,068,967	13,523,180

Statutory reserve	2,398,464	2,398,464
Accumulated other comprehensive income	2,837,930	963,435
Retained earnings	29,935,343	16,762,941

TOTAL SHAREHOLDERS’ EQUITY	56,254,434	33,660,972

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,254,434	$33,660,972

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements (Continued)
for the years ended December 31, 2010 and 2011

TSINGDA EEDU CORPORATION
Condensed Parent Company Statements of Operations
(Stated in US dollars)

	For the Years Ended December 31,

	2011	2010

Operating Expenses
General and administrative expenses	1,722,531	10,475

Total expenses	1,722,531	10,475
Other income	(892)	62
Equity in undistributed income of subsidiaries	13,172,402	10,301,196

Net income	$11,448,979	$10,290,783

Condensed Parent Company Statements of Cash Flows
(Stated in US Dollars)

	For the years ended December 31

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$11,448,979	$10,290,783
Share-based compensation cost	(1,448,465)	—
Other income	—	(479)
Equity in undistributed income of subsidiaries	(13,172,402)	(10,301,196)

CASH USED IN OPERATING ACTIVITIES	(3,171,888)	(10,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(3,346,212)	(8,595,435)

CASH USED IN INVESTING ACTIVITIES	(3,346,212)	(8,595,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	13,680,000	9,630,927
Payments for Shares Repurchase	(6,187,500)	—
Payment for stock issuance cost	(1,394,400)	(504,600)
Payment in escrow accounts	—	(520,000)
Cash release from escrow accounts	420,000	—

CASH PROVIDED BY FINANCING ACTIVITIES	6,518,100	8,606,327

NET INCREASE (DECREASE) IN CASH	—	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$—	$—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2012

/s/ Zhang Hui

Zhang Hui
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhang Hui	Chief Executive Officer	March 30, 2012
and Chairman of the Board
Zhang Hui

/s/ Kang Chungmai	Chief Financial Officer and	March 30, 2012
Secretary
Kang Chungmai

/s/ Liu Juntao	Executive Vice President and	March 30, 2012
Director
Liu Juntao

/s/ Norm Klein	Director	March 30, 2012

Norm Klein

/s/ David Bolocan	Director	March 30, 2012

David Bolocan

/s/ Bi Cheng	Director	March 30, 2012

Bi Cheng