Form 10-Q
period 2012-03-31
Tsingda eEDU Corp
filed 2012-05-21
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,754,862 ordinary shares, par value $0.000384 per share, as of May 17, 2012.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures.
Item 5:	Other Information
Item 6:	Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tsingda eEDU Corporation
Consolidated Balance Sheets
(Stated in US dollars)

	March 31, 2012	December 31, 2011

	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,984,483	$3,162,560
Accounts receivable, net	20,378,056	16,971,480
Advances to suppliers	14,785,095	12,166,014
Other receivables	441,544	1,409,259
Receivable from escrow account	100,000	100,000
Due from related parties	100,000	3,000,000
Inventory	65,130	321,628
Deferred tax assets	257,906	370,786

Total Current Assets	39,112,214	37,501,727

Advances for leasehold improvements	2,271,897	2,456,522
Prepayment for investment and acquisition	4,210,000	3,760,000
Property, plant and equipment, net	16,089,876	16,634,974
Intangible assets, Net	15,788,789	12,800,645

TOTAL ASSETS	$77,472,776	$73,153,868

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,008,119	1,252,404
Customer Deposit	3,454,468	3,032,264
Taxes payable	10,584,661	9,688,065
Accrued and other liabilities	449,015	454,785
Deferred revenue	1,719,371	2,471,916

Total Current Liabilities	18,215,634	16,899,434
SHAREHOLDERS’ EQUITY
Preferred stock: 781,250 shares of $0.000128 par value authorized; None shares issued and outstanding	$—	$—
Common Stock (par value $0.000384 per share; 100,000,000 shares authorized; 35,754,862 shares issued and outstanding as of March 31, 2012 and December 31, 2011)	13,730	13,730
Additional paid in capital	21,072,141	21,068,967
Statutory reserves	2,398,464	2,398,464
Retained earnings	32,882,466	29,935,343
Accumulated other comprehensive income	2,890,341	2,837,930

TOTAL SHAREHOLDERS’ EQUITY	59,257,142	56,254,434

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,472,776	$73,153,868

The accompanying notes are an integrated part of these consolidated financial statements

Tsingda eEDU Corporation
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended March 31,

	2012	2011

	(Unaudited)	(Unaudited)

Sales revenue	$12,320,853	$8,229,347
Cost of revenue	4,333,288	2,202,001

Gross Profit	7,987,565	6,027,346

Operating expenses
Selling expenses	3,032,707	1,744,548
General and administrative expenses	1,608,455	1,598,721

Total operating expenses	4,641,162	3,343,269

Income from operations	3,346,403	2,684,077
Interest income	1,209	639
Other expenses	94,354	(369)

Income before income tax	3,441,966	2,684,347
Income tax expenses	494,843	403,206

Net Income	$2,947,123	$2,281,141

Other comprehensive income/(loss)
Foreign currency translation adjustments	52,411	89,970

Total Comprehensive Income	$2,999,534	$2,371,111

Earnings per share, Basic	$0.08	$0.07
Earnings per share, Diluted	$0.08	$0.07
Average number of weighted average shares, Basic	35,754,862	33,729,862
Average number of weighted average shares, Diluted	36,596,199	33,729,862

The accompanying notes are an integrated part of these consolidated financial statements

Tsingda eEDU Corporation
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Three Months Ended March 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,947,123	$2,281,141

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,180,225	673,273
Share-based compensation costs	3,174	—
Deferred tax assets	113,269	160,141
Changes in operating assets and liabilities:
Accounts receivable	(3,388,780)	(1,048,594)
Advances to suppliers	(2,606,324)	(1,188,746)
Other receivables	969,298	114,890
Inventories	256,835	—
Accounts payable	754,402	205,205
Customer deposit	419,024	(42,402)
Accrued and other liabilities	(6,247)	84,686
Taxes payable	886,437	452,505
Deferred revenue	(754,789)	(1,062,324)

CASH PROVIDED BY OPERATING ACTIVITIES	1,773,647	629,775

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(523,939)	(3,710,642)
Sales of property, plant and equipment	16,761	—
Addition of intangible assets	(4,099,957)	(1,057,908)
Payments for leasehold improvements not completed	187,201	2,606,915
Cash payment for acquisition deposit	(200,000)	—
Cash payment for equity investment deposit	(250,000)	—
Advances/loans to related parties	—	(96,083)
Collection of advances/loan to related parties	2,900,000	29,702

CASH USED IN INVESTING ACTIVITIES	(1,969,934)	(2,228,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash released from escrow accounts	—	420,000

CASH PROVIDED BY FINANCING ACTIVITIES	—	420,000

Effect of exchange rate changes on cash and cash equivalents	18,210	(155,500)

NET INCREASE (DECREASE) IN CASH	(178,077)	(1,333,741)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$3,162,560	$4,086,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,984,483	$2,752,473

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$—	$142,509

The accompanying notes are an integrated part of these consolidated financial statements

TSINGDA EEDU CORPORATION
Notes to the Consolidated Financial Statements
March 31, 2012
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Tsingda eEdu Corporation as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011.

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

Offline courses
Offline tutorial courses are provided by Tsingda Century Training School (“Tsingda School” or “Huanggang Experimental School”) and by the company owned learning centers. The revenue is recognized based on the progress of courses the students completed during the period.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Three months ended March 31, 2012	6.2943	6.2972
Three months ended March 31, 2011	6.5564	6.5889

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

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2012 and 2011, the Company had no common stock equivalents that could potentially dilute future earnings per share.

NOTE 3 - ADVANCES TO SUPPLIERS

Advances to suppliers represent amounts prepaid for advertising, network, rent, store construction and decoration:

	March 31, 2012	December 31, 2011

Advance for advertising and printing	$7,341,924	$7,233,400
Advance for network service	1,003,644	1,794,569
Others	6,439,527	3,138,045

Total	$14,785,095	$12,166,014

NOTE 4 – PREPAYMENTS FOR INVESTMENT AND ACQUISITION

On August 10, 2011, the Company entered into a Shares Investment Agreement (the “Acquisition Agreement”) with Beijing YIYING Angel Education Consulting Co., Ltd. (“YIYING Angel”) and Ms. Yitong Chen (“Chen”, the owner of YIYING Angel, to acquire 70% of the equity interest of YIYING Angel from Ms. Chen for consideration of $2,800,000 and 200,000 options to purchase the Company’s ordinary shares at an exercise price of $5 per share. As of March 31, 2012, the Company paid $2,800,000 to Ms. Chen and contributed $160,000 to Yiyang Angel as registered capital. The options have not been granted. The acquisition has not closed yet.

On November 1, 2011, the Company entered into an investment agreement with Beijing ShangXue Educational Technology Co. (“Shangxue”) to purchase 80% of the equity interest of Shangxue for $1,800,000. As of March 31, 2012, the Company has paid $1,250,000 as a deposit.

	March 31, 2012	December 31, 2011

Prepayment for acquisition of YIYING Angel	$2,960,000	$2,760,000
Prepayment for investment in ShangXue Education	1,250,000	1,000,000

Total	$4,210,000	$3,760,000

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 5, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with Mr. Guozhen Zhou, an executive of the Company and also the founder of Asia Outstanding Students Admissions Union Ltd. (“AOSA”), a Company registered in British Columbia, Canada. Under the Investment Agreement, Tsingda agreed to invest $3,000,000 to acquire 55% of the total equity interest of AOSA. As of December 31, 2011, the Company paid $3,000,000 to Mr. Guozhen Zhou. However, AOSA was unable to obtain the regulatory approvals necessary to consummate the transaction. As of March 31, 2012, $2,900,000 has been returned by Mr. Guozhen Zhou to the Company. In the event AOSA is able to obtain the necessary regulatory approvals, the parties may still determine to proceed with the investment.

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

The provision for taxes on earnings consisted of:

	March 31 2012	March 31, 2011

PRC Enterprise Income Tax	$494,843	$403,206
United States Federal Income Tax	—	—

Income tax, net	$494,843	$403,206

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	March 31, 2012	March 31, 2011

U.S. Federal income tax statutory rate	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%
Preferential tax rate	-10%	-10%

Effective tax rate	15%	15%

The tax effect of temporary differences that gives rise to significant portions of the deferred income tax assets are presented below:

	March 31, 2012	December 31, 2011

Deferred tax assets:
Deferred revenue	$257,906	$370,786

Deferred tax assets, total	$257,906	$370,786

NOTE 7 – EARNINGS PER SHARE

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

The following table is a reconciliation of basic and diluted EPS for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,

	2012	2011

Numerator:

Net income attributable to Tsingda eEDU	$2,947,123	$2,281,141

Denominator:

Weighted average number of common shares outstanding	35,754,862	33,729,862

Dilutive effect of common stock equivalents	841,337	—

Adjusted weighted average number of common shares outstanding, assuming conversion of common stock equivalents	36,596,199	33,729,862

Basic net income attributable to Tsingda eEDU per common share	$0.08	$0.07

Diluted net income attributable to Tsingda eEDU per common share	$0.08	$0.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Registration Statement on Form S-1 filed on October 12, 2010 and the Annual Report on Form 10-K for the year ending December 31, 2011 filed with the Securities and Exchange Commission.

COMPANY OVERVIEW

On May 24, 2010, Compass Acquisition Corporation and its controlling shareholders entered into a share exchange agreement (“Share Exchange Agreement”) with Tsing Da Century Education Technology Co. Ltd., a British Virgin Islands business company (“Tsingda Technology ”), and its shareholders. On November 15, 2010, the Company’s shareholders approved the change of the Company’s name from “Compass Acquisition Corporation” to “Tsingda eEDU Corporation” and the name change is effective immediately following the shareholder’s approval.

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

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations. As of March 31, 2012, it has approximately 3,101 learning centers nationwide. It also has developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

Results of Operations (Unaudited) for the Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth key components of Tsingda eEDU’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

Tsingda eEDU Corporation

Consolidated Statements of Operations and Comprehensive Income

(Stated in US dollars)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Sales revenue	$12,320,853	$8,229,347
Cost of revenue	4,333,288	2,202,001
Gross Profit	7,987,565	6,027,346

Operating expenses
Selling expenses	3,032,707	1,744,548
General and administrative expenses	1,608,455	1,598,721
Total operating expenses	4,641,162	3,343,269

Income from operations	3,346,403	2,684,077
Interest income	1,209	639
Other expenses	94,354	(369)

Income before income tax	3,441,966	2,684,347
Income tax expenses	494,843	403,206
Net Income	$2,947,123	$2,281,141

Other comprehensive income/(loss)
Foreign currency translation adjustments	52,411	89,970
Total Comprehensive Income	$2,999,534	$2,371,111

Earnings per share, Basic	0.08	0.07
Earnings per share, Diluted	0.08	0.07
Average number of weighted average shares, Basic	35,754,862	33,729,862
Average number of weighted average shares, Diluted	36,596,199	33,729,862

Revenues. For the three months ended March 31, 2012, we had revenues of $12,320,853 compared to revenues of $8,229,347 for the three months ended March 31, 2011, an increase of approximately 49.7%. We experienced strong growth in our revenues during the first quarter ended March 31, 2012. This growth is due to an increase in the number of franchise locations for the Company’s offline businesses, along with the continued growth of its online learning platform. As of March 31, 2012, we had 3,069 franchise locations and 32 company owned locations, compared with 2,347 franchise locations and 31 company owned locations as of March 31, 2011.

Expenses. For the three months ended March 31, 2012, we incurred expenses, composed of selling and general and administrative expenses, of $4,641,162 compared with expenses of $3,343,269 for the three months ended March 31, 2011, an increase of approximately 38.8%.

Selling expenses include salaries of our sales department and company owned learning centers, advertising, printing, shipping, logo manufacturing, transportation and others. For the three months ended March 31, 2012, we had selling expenses of $3,032,707 as compared to $1,744,548 for the comparable period of the prior year, an increase of 73.84% or $1,288,159. The increase reflected the marketing efforts spent on two new business projects: the Family Baby Club and the Huang Gang Supplementary Education Center, and the continued promotion for our online education platform. The Family Baby Club targets at pre-school children from zero to six years old and the Huang Gang Supplementary Education Center provides well-regarded supplementary education to high school students. Huang Gang is an area in Hubei, China and is famous for its nationally top-ranked high school and the excellent academic performance of its students. The Education Department of Huang Gang City has reached an agreement with the Company to establish supplemental tutoring programs throughout China started in May 2011.

Key components of selling expenses for the three months period ended March 31, 2012 and 2011 were:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Salaries and wages	$656,680	$313,883
Advertising	1,783,463	863,563
Printing	381,146	338,068
Shipping	24,202	82,216

-Salaries and wages increased by approximately 109.21% for the three months ended March 31, 2012 from the comparable 2011 period. The increase represents an increase in our sales personnel at our headquarters, which is consistent with our increased franchise sales and the establishment of two new business projects mentioned above.

-Advertising expenses increased by approximately 106.52% for the three months ended March 31, 2012 from the comparable 2011 period. The expenses represent third party print media costs related to new company-owned centers and the two new business projects, online platform, as well as our ongoing promotional efforts to attract new franchisees.

-Printing expenses increased by approximately 12.74% for the three months ended March 31, 2012 from the comparable 2011 period. These expenses represent internal costs for printing our company newsletters and other promotional costs related to enhancement of our brand name and increase in the numbers of newly owned locations, as well as the promotional materials of the two new business projects.

-Shipping cost decreased by approximately 70.56% for the three months ended March 31, 2012 from the comparable 2011 period, which is due to the increased use of online distribution of company newsletters and materials.

General and administrative expenses include rent, salaries and wages, insurance, training and related expenses. For the three months ended March 31, 2012, we had general and administrative expenses of $1,608,455 compared to $1,598,721 for the comparable period from the prior year.

Key components of general and administrative expenses for the three months period ended March 31, 2012 and 2011 were:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Salaries and wages	351,655	188,685
Entertainment expenses	166,649	354,448
Rent	358,169	224,621
Depreciation	286,653	180,967

-Salaries and wages increased by 86.37% for the three months ended March 31, 2012 from the comparable 2011 period as the company hired more management personnel for newly owned locations and two new business projects.

-Entertainment expenses decreased by 52.98% for the three months ended March 31, 2012 from the comparable 2011 period as the company spent a substantial amount to establish relationships with local authorities when the company headquarters moved into the new location in March 2011.

-Rent increased by 59.45% for the three months ended March 31, 2012 from the comparable 2011 period. The increase was due to the lease of the new Shijingshan Headquarters - Tsingda Century Plaza.

-Depreciation increased by 58.4% for the three months ended March 31, 2012 from the comparable 2011 period as the company purchased more fixed assets including new teaching and recording equipments and servers.

Income Before Taxes. Income before taxes for the three months ended March 31, 2012 was $3,441,966 compared with $2,684,347 for the comparable period of 2011. The increase is due to the increased revenue and decreased expenses as discussed above.

Provision for Income Tax. For the three months ended March 31, 2012 we had a provision for income tax of $494,843 compared with $403,206 for the corresponding period in 2011, which is commensurate with the increase in operating income for current period.

Net Income. We had net income for the three months ended March 31, 2012 of $2,947,123 compared with $2,281,141 for the corresponding quarterly period in 2011.

Other Comprehensive Income. We had other comprehensive income of $52,411 for the three months ended March 31, 2012 compared with $89,970 during the corresponding 2011 period as a result of foreign currency translation gain/loss.

Total Comprehensive Income. We had total comprehensive income of $2,999,534 for the three months ended March 31, 2012 compared with $2,371,111 for the comparable period of 2011. The increase is due to the various reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had working capital of $20,896,580 compared with working capital of $20,602,293 as of December 31, 2011. Changes in our working capital are summarized as follows:

	March 31, 2012 (unaudited)	December 31, 2011 (audited)	Increase in Working Capital

Total current assets	$39,112,214	37,501,727	1,610,487
Total current liabilities	18,215,634	16,899,434	(1,316,200)
Working Capital	$20,896,580	20,602,293	294,287

Our increase in working capital is primarily attributable to the increase in account receivable. The increase reflects the continued and proportional growth in sales revenue. In addition, deferred revenue decreased by $752,545, reflecting that learning cards sold to students were consumed at a faster speed for the period ended March 31, 2012 compared to the same period of 2011.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, and working capital. The main sources of cash have been revenues from franchisees and our company owned locations.

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

The following summarizes the key components of our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,

	2012	2011
Net cash provided by operating activities	$1,773,647	$629,775
Net cash consumed by investing activities	$(1,969,934)	$(2,228,016)
Net cash provided by financing activities	$—	$420,000
Effect of foreign exchange rate changes on cash and cash equivalents	$18,210	$(155,500)
Net change in cash	$(178,077)	$(1,333,741)
Cash Balance (Beginning of Period)	$3,162,560	$4,086,214
Cash Balance (End of Period)	$2,984,483	$2,752,473

The net cash provided by operating activities for the three months ended March 31, 2012 was $1,773,647 compared with $629,775 for the comparable period in 2011. The increase in the operating cash inflows was due to the increase in the sales of e-learning cards for the period ended March 31, 2012.

The net cash consumed by investing activities for the three months ended March 31, 2012 was ($1,969,934) compared with ($2,228,016) for the comparable period in 2011. The increase was primarily due to combined causes including decrease of cash flows as a result of additions to intangible assets and increase of cash flows due to less purchase of fixed assets as well as the return of $2.9 million prepayment from Mr. Guozhen Zhou we previously paid pursuant to certain Investment Agreement. .

The net cash provided by financing activities for the three months ended March 31, 2012 was zero compared with $420,000 of the three months ended March 31, 2011. The decrease was primarily due to the retrieval of $420,000 from the escrow account in the first quarter of 2011.

The effect of foreign exchange rate changes on cash and cash equivalents was a gain of $18,210 for the three months ended March 31, 2012 compared with a loss of $155,500 for the comparable period in 2011.

The difference between the closing balance of cash and cash equivalents for the three months ended March 31, 2012 and 2011 is due to the reasons mentioned above.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended December 31, 2011. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Other than those indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our Annual Report on Form 10-K as of and for the year ended December 31, 2011 with the SEC on March 30, 2012.

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

Tsingda Education is considered a variable interest entity (“VIE”), and we are the primary beneficiary. On April 26, 2010, we entered into agreements with Tsingda Education pursuant to which we shall receive a quarterly fee in an amount equal to Tsingda Education’s quarterly after-tax net profits. In accordance with these agreements, Tsingda Education shall pay consulting fees equal to 100% of its quarterly after-tax net profits to our wholly-owned subsidiary, Tsingda Management, and Tsingda Management shall supply the technology and administrative services needed to service Tsingda Education.

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

Item 4. Controls and Procedures.

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

Item 1A:	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosure
Not Applicable
Item 5.	Other Information

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Tsingda eEdu Corporation

Date: May 21, 2012	By:	/s/ Zhang Hui
President, Chief Executive Officer and Chairman of the Board

Date: May 21, 2012	By:	/s/ Kang Chungmai
Chief Financial Officer (Principal Financial and Accounting Officer)