Form 10-Q
period 2012-06-30
Tsingda eEDU Corp
filed 2012-08-17
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,754,862 ordinary shares, par value $0.000384 per share, as of August 16, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tsingda eEDU Corporation

Consolidated Balance Sheets

(Stated in US dollars)

	June 30, 2012	December 31, 2011

	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,972,553	$3,162,560
Accounts receivable, net	21,475,827	16,971,480
Advances to suppliers	9,148,732	12,166,014
Other receivables	1,249,729	1,409,259
Receivable from escrow account	100,000	100,000
Due from related parties	100,000	3,000,000
Inventory	2,795,839	321,628
Deferred tax assets	377,601	370,786

Total Current Assets	39,220,281	37,501,727

Advances for leasehold improvements	2,260,905	2,456,522
Prepayment for investment and acquisition	4,210,000	3,760,000
Prepayment for setting up company owned stores	2,123,354	-
Property, plant and equipment, net	14,061,901	16,634,974
Intangible assets, Net	18,886,791	12,800,645

TOTAL ASSETS	$80,763,232	$73,153,868

LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,996,768	1,252,404
Customer Deposit	4,653,231	3,032,264
Taxes payable	11,351,871	9,688,065
Accrued and other liabilities	454,289	454,785
Deferred revenue	2,517,342	2,471,916

Total Current Liabilities	20,973,501	16,899,434
SHAREHOLDERS’ EQUITY
Preferred stock: 781,250 shares of $0.000128 par value authorized; None shares issued and outstanding	$—	$—
Common Stock (par value $0.000384 per share; 100,000,000 shares authorized; 35,754,862 shares issued and outstanding as of June 30, 2012 and December 31, 2011)	13,730	13,730
Additional paid in capital	21,075,316	21,068,967
Statutory reserves	2,398,464	2,398,464
Retained earnings	33,660,360	29,935,343
Accumulated other comprehensive income	2,641,861	2,837,930

TOTAL SHAREHOLDERS’ EQUITY	59,789,731	56,254,434

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,763,232	$73,153,868

The accompanying notes are an integrated part of these consolidated financial statements

Tsingda eEDU Corporation

Consolidated Statements of Operations and Comprehensive Income

(Stated in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales revenue	$14,390,575	$8,861,189	$26,711,428	$17,090,536
Cost of revenue	4,899,051	2,931,294	9,232,339	5,133,295

Gross Profit	9,491,524	5,929,895	17,479,089	11,957,241

Operating expenses
Selling expenses	5,544,594	2,617,754	8,577,301	4,362,302
General and administrative expenses	3,003,679	2,567,683	4,612,134	4,166,404

Total operating expenses	8,548,273	5,185,437	13,189,435	8,528,706

Income from operations	943,251	744,458	4,289,654	3,428,535
Interest income	1,295	4,177	2,504	4,816
Other expenses	(6,267)	(19,785)	88,087	(20,154)

Income before income tax	938,279	728,850	4,380,245	3,413,197
Income tax expenses	160,385	326,303	655,228	729,509

Net Income	$777,894	$402,547	$3,725,017	$2,683,688

Other comprehensive income/(loss)
Foreign currency translation adjustments	(248,480)	547,096	(196,069)	637,066

Total Comprehensive Income	$529,414	$949,643	$3,528,948	$3,320,754

Earnings per share, Basic	$0.02	$0.01	$0.10	$0.08
Earnings per share, Diluted	$0.02	$0.01	$0.10	$0.08
Average number of weighted average shares, Basic	35,754,862	34,352,939	35,754,862	34,043,122
Average number of weighted average shares, Diluted	36,596,199	34,352,939	36,596,199	34,043,122

The accompanying notes are an integrated part of these consolidated financial statements

Tsingda eEDU Corporation

Consolidated Statements of Cash Flows

(Stated in US dollars)

	Six Months Ended June 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,725,017	$2,683,688

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,040,930	1,720,770
Bad debt expenses	914,798	-
Share-based compensation costs	6,349	1,442,116
Deferred tax assets	(8,222)	164,968
Changes in operating assets and liabilities:
Accounts receivable	(5,483,544)	(2,141,666)
Advances to suppliers	2,971,118	(310,415)
Other receivables	564,877	128,716
Inventories	(2,475,431)	-
Accounts payable	749,116	845,922
Customer deposit	1,632,473	(120,473)
Accrued and other liabilities	1,230	91,960
Taxes payable	1,700,568	1,122,952
Deferred revenue	54,958	(1,087,195)

CASH PROVIDED BY OPERATING ACTIVITIES	9,394,237	4,541,343

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,196,590)	(720,404)
Sales of property, plant and equipment	834	-
Collection of cancelled constructions	1,960,505	-
Addition of intangible assets	(9,307,355)	(4,581,785)
Payments for leasehold improvements not completed	186,296	(1,882,641)
Payments for setting up company owned stores	(2,123,354)
Cash payment for acquisition deposit	(200,000)	-
Cash payment for equity investment deposit	(250,000)	-
Advances/loans to related parties	-	(94,961)
Collection of advances/loan to related parties	2,900,000	164,783

CASH USED IN INVESTING ACTIVITIES	(9,029,664)	(7,115,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash released from escrow accounts	-	420,000

CASH PROVIDED BY FINANCING ACTIVITIES	-	420,000

Effect of exchange rate changes on cash and cash equivalents	445,420	13,415

NET INCREASE (DECREASE) IN CASH	809,993	(2,140,250)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$3,162,560	$4,086,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,972,553	$1,945,964

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$156,882	$414,059

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited interim financial statements of Tsingda eEdu Corporation as of June 30, 2012 and for the three month periods ended June 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2012	6.3249	6.3074
Six months ended June 30, 2011	6.4716	6.5465

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

NOTE 3 - ADVANCES TO SUPPLIERS

Advances to suppliers represent amounts prepaid for advertising, network, rent, store construction and decoration:

	June 30, 2012	December 31, 2011
Advance for advertising and printing	$3,563,096	$7,233,400
Advance for network service	878,051	1,794,569
Others	4,707,585	3,138,045

Total	$9,148,732	$12,166,014

NOTE 4 – PREPAYMENTS FOR INVESTMENT AND ACQUISITION

On August 10, 2011, the Company entered into a Shares Investment Agreement (the “Acquisition Agreement”) with Beijing YIYING Angel Education Consulting Co., Ltd. (“YIYING Angel”) and Ms. Yitong Chen (“Chen”, the owner of YIYING Angel, to acquire 70% of the equity interest of YIYING Angel from Ms. Chen for consideration of $2,800,000 and 200,000 options to purchase the Company’s ordinary shares at an exercise price of $5 per share. As of June 30, 2012, the Company paid $2,800,000 to Ms. Chen and contributed $160,000 to Yiyang Angel as registered capital. The options have not been granted. The acquisition has not closed yet.

On November 1, 2011, the Company entered into an investment agreement with Beijing ShangXue Educational Technology Co. (“Shangxue”) to purchase 80% of the equity interest of Shangxue for $1,800,000. As of June 30, 2012, the Company has paid $1,250,000 as a deposit.

	June 30, 2012	December 31, 2011

Prepayment for acquisition of YIYING Angel	$2,960,000	$2,760,000
Prepayment for investment in ShangXue Education	1,250,000	1,000,000

Total	$4,210,000	$3,760,000

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 5, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with Mr. Guozhen Zhou, an executive of the Company and also the founder of Asia Outstanding Students Admissions Union Ltd. (“AOSA”), a Company registered in British Columbia, Canada. Under the Investment Agreement, Tsingda agreed to invest $3,000,000 to acquire 55% of the total equity interest of AOSA. As of December 31, 2011, the Company paid $3,000,000 to Mr. Guozhen Zhou. However, AOSA was unable to obtain the regulatory approvals necessary to consummate the transaction. As of June 30, 2012, $2,900,000 has been returned by Mr. Guozhen Zhou to the Company. In the event AOSA is able to obtain the necessary regulatory approvals, the parties may still determine to proceed with the investment.

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

The provision for taxes on earnings consisted of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

PRC Enterprise Income Tax	$160,385	$326,303	$655,228	$729,509

United States Federal Income Tax	-	-	-	-

Income tax, net	$160,385	$326,303	$655,228	$729,509

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. Federal income tax statutory rate	35%	35%	35%	35%
PRC Statutory rate (25%) difference	-10%	-10%	-10%	-10%
Preferential tax rate	-10%	-10%	-10%	-10%
Share-based compensation cost	0%	30%	0%	6%
Effective tax rate	15%	45%	15%	21%

The tax effect of temporary differences that gives rise to significant portions of the deferred income tax assets are presented below:

	June 30, 2012	December 31, 2011

Deferred tax assets:
Deferred revenue	$377,601	$370,786

Deferred tax assets, total	$377,601	$370,786

NOTE 7 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes the dilutive effect of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents, which consists primarily of stock options and warrants, and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period.

The following table is a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended

	2012	2011	2012	2011
Numerator:

Net income attributable to Tsingda eEDU	$777,894	$402,547	$3,725,017	$2,683,688

Denominator:

Weighted average number of common shares outstanding	35,754,862	34,352,939	35,754,862	34,043,122

Dilutive effect of common stock equivalents	841,337	—	841,337	—

Adjusted weighted average number of common shares outstanding, assuming conversion of common stock equivalents	36,596,199	34,352,939	36,596,199	34,043,122

Basic net income attributable to Tsingda eEDU per common share	$0.02	$0.01	$0.10	$0.08

Diluted net income attributable to Tsingda eEDU per common share	$0.02	$0.01	$0.10	$0.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC. Readers of this Quarterly Report are strongly encouraged to review the risk factors relating to the Company which are set forth in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011 filed with the Securities and Exchange Commission.

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

Tsingda Education, with its subsidiary Tsingda Network, is a leading offline and online provider of educational services in the PRC. It has established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations. As of June 30, 2012, it has approximately 3,196 learning centers nationwide. It also has developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

Results of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

The following table sets forth key components of Tsingda eEDU’s results of operations for the periods indicated in dollars. The discussion following the table addresses these results.

Tsingda eEDU Corporation

(Formerly “Compass Acquisition Corporation”)

Consolidated Statements of Operations and Comprehensive Income

(Stated in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue	$14,390,575	$8,861,189	$26,711,428	$17,090,536
Cost of revenue	4,899,051	2,931,294	9,232,339	5,133,295

Gross Profit	9,491,524	5,929,895	17,479,089	11,957,241

Operating expenses
Selling expenses	5,544,594	2,617,754	8,577,301	4,362,302
General and administrative expenses	3,003,679	2,567,683	4,612,134	4,166,404

Total operating expenses	8,548,273	5,185,437	13,189,435	8,528,706

Income from operations	943,251	744,458	4,289,654	3,428,535
Interest income	1,295	4,177	2,504	4,816
Other expenses	(6,267)	(19,785)	88,087	(20,154)

Income before income tax	938,279	728,850	4,380,245	3,413,197
Income tax expenses	160,385	326,303	655,228	729,509

Net Income	$777,894	$402,547	$3,725,017	$2,683,688

Other comprehensive income/(loss)

Foreign currency translation adjustments	(248,480)	547,096	(196,069)	637,066

Total Comprehensive Income	$529,414	$949,643	$3,528,948	$3,320,754

Earnings per share, basic and diluted	$0.02	$0.01	$0.10	$0.08
Average number of weighted average shares, basic	35,754,862	34,352,939	35,754,862	34,043,122
Average number of weighted average shares, diluted	36,596,199	34,352,939	36,596,199	34,043,122

Revenues. For the three months ended June 30, 2012, we had revenues of $14,390,575 as compared to revenues of $8,861,189 for the three months ended June 30, 2011, an increase of approximately 62%. For the six months ended June 30, 2012, we had revenues of $26,711,428 as compared to revenues of $17,090,536 for the six months ended June 30, 2012, an increase of approximately 56%. We experienced strong growth in our revenues during the second quarter ended June 30, 2012. This growth is due to an increase in prepaid card sales and the number of franchise locations for the Company’s offline businesses, along with the continued growth of its online learning platform. As of June 30, 2012, we had 3,153 franchise locations and 43 company owned locations, compared with 2,464 franchise locations and 32 company owned locations respectively as of June 30, 2011. In addition, online revenues for six months ended June 30, 2012 decreased to $2,701,978 from $2,929,007 due to the adjustment of the new online broadcasting system leading to the decrease of online lesson hours for the comparable period in 2011. We launched our online virtual classroom platform in September 2008. Beginning with the second quarter of 2012, the Company has slowed down the pace of expansion, strengthened the franchise management system by shutting down the less competitive stores. Specifically, the franchise stores which do not follow the Company’s franchise rules and/or whose operating space is less than 100 square meters will be gradually forced to shut down. In addition, some less competitive Company-owned stores were also shut down. But we continued to add new Company-owned stores in new cities. The Company introduced many competitive education products and learning materials to the franchise system during the second quarter of 2012. Such a new strategy is expected to increase the average consumption of each franchise store and attract more new qualified and competitive franchisees.

Expenses. For the six months ended June 30, 2012, we incurred expenses, composed of selling and general and administrative expenses, of $13,189,435 compared with expenses of $8,528,706 for the six months ended June 30, 2011, an increase of approximately 55%. Moreover, for the three months ended June 30, 2012, we incurred expenses, composed of selling and general and administrative expenses, of $8,548,273 compared with expenses of $5,185,437 for the three months ended June 30, 2011, an increase of approximately 65%.

Selling expenses include salaries of our sales staff and rent of company owned learning centers, advertising, printing, logo manufacturing, transportation and others. For the three months ended June 30, 2012, we had selling expenses of $5,544,594 as compared to $2,617,754 for the comparable period of last year, an increase of 112% or $2,926,840. In addition, for the six months ended June 30, 2012, we had selling expenses of $8,577,301 as compared to $4,362,302 for the comparable period of last year, an increase of 97% or $4,214,999. The increase in selling expenses for the three and six months period ended June 30, 2012 were $2,926,840 and $4,214,999 respectively. The increase was primarily due to increased printing expenses and rent. The increase in printing and rent for the three and six month period ended June 30, 2012 accounted for 21% and 46% of the increase in selling expenses, respectively.

Key components of selling expenses for the three month periods ended June 30, 2012 and 2011 were:

	Three months ended June 30, 2012	Three months ended June 30, 2011

Salaries and wages	$683,176	$411,664
Advertising	3,484,664	1,598,517
Printing	797,691	324,206
Shipping	32,560	63,646

Key components of selling expenses for the six month periods ended June 30, 2012 and 2011 were:

	Six months ended June 30, 2012	Six months ended June 30, 2011

Salaries and wages	$1,339,856	$725,547
Advertising	5,268,127	2,462,080
Printing	1,178,837	662,274
Shipping	56,762	145,862

-Salaries and wages increased by approximately 66% and 85% respectively for the three and six months ended June 30, 2012 from the comparable 2011 periods. The increase represents an increase in our sales personnel at our headquarters, consistent with our increased franchise sales and the establishment of two new business projects mentioned above.

-Advertising expenses increased by approximately 118% and 114% respectively for the three and six months ended June 30, 2012 from the comparable 2011 periods. The expenses are mainly attributable to the increase in printing costs for new Company-owned centers, Family Baby Clubs and virtual classrooms, as well as our ongoing promotional efforts to attract new franchisees.

-Printing expenses increased by approximately 146% and 78% respectively for the three and six months ended June 30, 2012 from the comparable 2011 periods. These expenses represent the costs for printing of Company newsletters and promotional materials related to the enhancement of our brand name and learning center channels.

-Shipping expenses decreased by approximately 49% and 61% respectively for the three and six months ended June 30, 2012 from the comparable 2011 periods as the outstanding balance of $130,852 remain unpaid as of June 30, 2012 because the vendor did not issue invoice to us.

General and administrative expenses include rent, salaries and wages, insurance, training and related expenses. For the three and six months ended June 30, 2012, we had general and administrative expenses of $3,003,679 and $4,612,134 respectively as compared to $2,567,683 and $4,166,404 respectively for the comparable period from last year.

Key components of general and administrative expenses for the three month periods ended June 30, 2012 and 2011 were:

	Three months ended June 30, 2012	Three months ended June 30, 2011

Salaries and wages	272,831	189,681
Rent	349,741	78,157
Share-based compensation cost	-	1,442,116
Depreciation	293,213	187,107
Consulting expenses	158,224	390,356

Key components of general and administrative expenses for the six month periods ended June 30, 2012 and 2011 were:

	Six months ended June 30, 2012	Six months ended June 30, 2011

Salaries and wages	621,133	378,366
Rent	707,910	302,778
Share-based compensation cost	-	1,442,116
Depreciation	579,866	367,766
Consulting expenses	325,159	701,512

-Salaries and wages increased by 64% for the six months ended June 30, 2012. Salaries and wages increased by 44% for the three months ended June 30, 2012 from the comparable 2011 period as the Company increased personnel to handle the increase in sales revenue.

-Rent increased by 347% and 134% respectively for the three and six months ended June 30, 2012 from the comparable 2011 periods. These expenses mainly come from the lease of the new Shijingshan Headquarter-Tsingda Century Plaza.

-The Company granted three executives 900,000 ordinary shares for no cost and 100,000 non-qualified stock options on April 29, 2011 pursuant to the 2011 Equity Incentive Plan. The stock options are exercisable at $2 per share and vest over a term of 5 years. The Company calculates the fair value of the shares and stock options granted at the grant date using the Black-Sholes option-pricing model and the total cost of $1,442,116 was recorded in the three and six month period ended June 30, 2011.

-Depreciation increased by 57% and 58% respectively for the three and six months ended June 30, 2012 from the comparable 2011 periods as the Company purchased more fixed assets to improve its hardware system, including servers and computers, equipment for new Company-owned locations and interior improvements of Family Baby Club.

-Consulting expenses decreased by 59% and 54% respectively for the three and six months ended June 30, 2012 from the comparable 2011 periods as the Company engaged in more third-party consulting services related to finance, IT and HR in line with the expansion of its business.

Income Before Taxes. Income before taxes for the three and six months ended June 30, 2012 was $938,279 and $4,380,245 respectively compared with $728,850 and $3,413,197 respectively for the comparable periods of 2011.

Net Income. For the reasons discussed above, we had net income for three and six months ended June 30, 2012 of $777,894 and $3,725,017, respectively, compared with $402,547 and $2,683,688 respectively for the corresponding periods in 2011, an increase of 93% and 39%, respectively.

Other Comprehensive Loss. We had other comprehensive loss of $248,480 and $196,069 respectively for the three and six months ended June 30, 2012 compared with other comprehensive income of $547,096 and $637,066 respectively during corresponding 2011 periods as a result of foreign currency translation loss.

Total Comprehensive Income. We had total comprehensive income of $529,414 and $3,528,948 respectively for the three and six months ended June 30, 2012, representing a decrease of $949,643 and $3,320,754. The reason for the decrease is due to the various reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had working capital of $18,246,780 compared with working capital of $20,602,293 as of December 31, 2011. Changes in our working capital are summarized as follows:

	June 30, 2012 (unaudited)	December 31, 2011 (audited)	Increase in Working Capital

Total current assets	$39,220,281	37,501,727	1,718,554
Total current liabilities	20,973,501	16,899,434	4,074,067
Working Capital	$18,246,780	20,602,293	(2,355,513)

Our decrease of $2,355,513 in working capital is primarily attributable to the expansion of Company-owned locations and prepayment for online contents purchases of $2,123,354 and $1,250,000, respectively.

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

The following summarizes the key components of our cash flows for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30

	2012	2011

Net cash provided by operating activities	$7,620,590	$3,911,568
Net cash consumed by investing activities	$(7,059,730)	$(4,886,992)
Net cash provided by financing activities	$-	$-
Effect on cash of foreign exchange rates	$427,210	$168,915
Net change in cash	$988,070	$(806,509)
Cash Balance (Beginning of Period)	$2,984,483	$2,752,473
Cash Balance (End of Period)	$3,972,553	$1,945,964

The following summarizes the key components of our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30

	2012	2011

Net cash provided by operating activities	$9,394,237	$4,541,343
Net cash consumed by investing activities	$(9,029,664)	$(7,115,008)
Net cash provided by financing activities	$-	$420,000
Effect on cash of foreign exchange rates	$445,420	$13,415
Net change in cash	$809,993	$(2,140,250)
Cash Balance (Beginning of Period)	$3,162,560	$4,086,214
Cash Balance (End of Period)	$3,972,553	$1,945,964

The net cash provided by operating activities for the three and six months ended June 30, 2012 were $7,620,590 and $9,394,237 respectively, compared with 3,911,568 and $4,541,343 respectively, for the comparable periods in 2011. The increase in the operating cash inflows primarily reflects the revenue increase and expenses related to marketing and promotion activities.

The net cash consumed by investing activities for the three and six months ended June 30, 2012 were $7,059,730 and $9,029,664 respectively, compared with $4,886,992 and $7,115,008 respectively for the comparable periods in 2011. The increase was primarily due to additions to the intangible assets which were primarily composed of purchase of online teaching software and materials and the establishment of new Company-owned locations.

The net cash provided by financing activities for both the three and six months ended June 30, 2012 was zero compared with zero and $420,000 respectively for the comparable periods ended June 30, 2011. The decrease was primarily due to the retrieval of $420,000 from the escrow account in the first half of 2011.

The effect of foreign exchange rate changes on cash and cash equivalents was a gain of $427,210 and $445,420 respectively for the three and six months ended June 30, 2012, compared with $168,915 and $13,415 respectively for the comparable periods in 2011.

The difference between the closing balance of cash and cash equivalents for the three and six months ended June 30, 2012 and 2011 is due to the reasons mentioned above.

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

Tsingda Education is considered a variable interest entity (“VIE”), and we are the primary beneficiary. On April 26, 2010, we entered into agreements with Tsingda Education pursuant to which we shall receive a quarterly fee in an amount equal to Tsingda Education’s quarterly, after tax net profits. In accordance with these agreements, Tsingda Education shall pay consulting fees equal to 100% of its quarterly, after tax net profits to our wholly-owned subsidiary, Tsingda Management, and Tsingda Management shall supply the technology and administrative services needed to service Tsingda Education.

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

PART II - OTHER INFORMATION

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

Tsingda eEdu Corporation

Date: August 17, 2012	By:	/s/ Zhang Hui
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 17, 2012	By:	/s/ Kang Chungmai
Chief Financial Officer (Principal Financial and Accounting Officer)

