Form 10-Q/A
period 2012-06-30
Tsingda eEDU Corp
filed 2012-09-13
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

          The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Tsingda eEdu Corporation for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 17, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

          No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are furnished and not filed.

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

Tsingda eEdu Corporation

Date: September 13, 2012	By:	/s/ Zhang Hui
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: September 13, 2012	By:	/s/ Kang Chungmai
Chief Financial Officer (Principal Financial and Accounting Officer)