Form 10-K/A
period 2011-12-31
Tsingda eEDU Corp
filed 2013-01-16
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

2

EXPLANATORY NOTE

          Tsingda eEDU Corporation is filing this Amendment No. 3 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or the Form 10-K, which was originally filed with the Securities and Exchange Commission, or SEC, on March 30, 2012 and amended on November 6, 2012 and December 3, 2012 in order to respond to certain comments of the staff of the SEC.

          This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. Currently dated Exhibits 31.1, 31.2, 32.1 and 32.2 are included in this Form 10-K/A.

3

4

PART I

ITEM 1. BUSINESS

Overview

Tsingda eEDU Corporation (“we”, “our”, “us” “it”, the “Company” or “Tsingda eEDU”), a Cayman Island corporation, together with its subsidiaries and affiliates, is a leading offline and online provider of educational services in the PRC. We have established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations.

As of December 31, 2011, we have approximately 2,926 learning centers nationwide. We also have developed a robust, interactive educational platform which allows students to search and subscribe to virtual classrooms offered by a wide range of teachers in the PRC.

Background and Key Events

Compass Acquisition Corporation was incorporated in the Cayman Islands on September 27, 2006. The Company was originally organized as a “blank check” company to investigate and acquire a target company or business seeking the advantages of being a publicly held corporation.

On May 24, 2010, Compass Acquisition Corporation and its controlling shareholders entered into a share exchange agreement (“Share Exchange Agreement”) with Tsing Da Century Education Technology Co. Ltd., a British Virgin Islands business company (“Tsingda Technology”), and its shareholders. As a result of the transactions contemplated in the Share Exchange Agreement, we acquired Tsingda Technology and its indirect, controlled subsidiary Tsingda Education, a Chinese company which provides offline and online education services.

On November 15, 2010, the Company’s shareholders approved the change of the Company’s name from “Compass Acquisition Corporation” to “Tsingda eEDU Corporation”.

Tsingda Technology owns 100% of the issued and outstanding capital stock of Beijing Tsingda Century Management Consulting Ltd. (“Tsingda Management” or “WFOE”), a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“ PRC”). On April 26, 2010, Tsingda Management entered into a series of contractual agreements, collectively, the VIE Agreements, with Beijing Tsingda Century Investment Consultant of Education Co. Ltd (“ Tsingda Education”), a company incorporated under the laws of the PRC, and its shareholders, in which Tsingda Management effectively assumed management of the business activities of Tsingda Education. Beijing Tsingda Century Network Technology Co. Ltd., a PRC company, is a wholly owned subsidiary of Tsingda Education. The VIE Agreements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which Tsingda Management has the right to advise, consult, manage and operate Tsingda Education for a quarterly fee in the amount of 100% of Tsingda Education’s quarterly, after tax net profits. Additionally, Tsingda Education’s shareholders have pledged their right, title and equity interest in Tsingda Education as security for Tsingda Management to collect consulting and service fees through an Equity Pledge Agreement. In order to further reinforce Tsingda Management’s rights to control and operate Tsingda Education, Tsingda Education’s shareholders have granted Tsingda Management the exclusive right and option to acquire all of their equity interests in Tsingda Education through the Option Agreement. As all of the companies are under common control, this structure has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

Tsingda Education owns the directly-owned learning centers and enters into franchise agreement with each franchised learning center. These franchise agreements are typically effective for a one year term. The franchised locations must conform to certain operating requirements of the Company, such as the quality of products and services offered and participation of promotional activities. Each franchised location pays an initial franchise licensing fee to the Company as well as an annual management fee at the end of each subsequent year. The Company offers discounted e-cards (used by our students to purchase courses) to the franchised locations. Our franchisees pay an initial franchise licensing fee of between $7,000 and $10,000 per location depending on franchise territory, and thereafter, franchisees pay an annual management fee equal to 10% of their initial franchise licensing fee. A franchisee receives e-cards from the Company with a face value equal to five times the amount of franchise and management fees paid. Our franchisees also have the option to purchase additional e-cards at the same 80% discount. Franchisees earn revenue from the sale of e-cards to students at face value. In other words, for every dollar spent by our students, our franchisees net eighty cents. Each e-card has a specific serial number, and our IT server tracks the opening and usage of these cards in real time. We use this information in order to accurately allocate revenues among teachers. Beginning August 2010, the Company also began to generate revenue via the sale of reference materials and publications.

Corporate Structure and Related Agreements

          Our organizational structure as of the date of this report is summarized below:

*Tsingda Education shareholders are Hui Zhang, Juntao Liu and Chungmai Kang. Mr. Hui Zhang and Mr. Juntao Liu collectively own 57.4 % of Tsingda Education and therefore have control over it. Mr. Hui Zhang and Mr. Juntao Liu, beneficially own approximately 31.9% of our ordinary shares issued and outstanding as of December 31, 2011. Mr. Hui Zhang, CEO and Chairman of the Board of Tsingda eEDU, and Mr. Juntao Liu, Executive Vice President and a director of Tsingda eEDU, are both executive officers of Tsingda Education and its subsidiaries, including Beijing Tsingda Century Network Technology Co., Ltd ( “Tsingda Network”) and Beijing Tsingda Century Training School (“Tsingda Training”).

          Pursuant to the VIE Agreements, the WFOE effectively assumed management of the business activities of Tsingda Education and has the right to appoint all executives and senior management and the members of its board of directors in exchange for an annual consulting service fee in the amount of 100% of Tsingda Education’s annual net income. The shareholders of Tsingda Education (the “Tsingda Education Shareholders”) have pledged their right, title and equity interests in Tsingda Education as security for the WFOE to collect consulting services fees through the Equity Pledge Agreement. In order to further reinforce the WFOE’s rights to control and operate

Tsingda Education, the Tsingda Education Shareholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Tsingda Education through the Option Agreement.

•

Equity Interest Pledge Agreement. The WFOE and the Tsingda Education Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each shareholder pledges all of his shares of Tsingda Education to the WFOE in order to guarantee cash-flow payments under the Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Tsingda Education during the term of the pledge. The term of the Equity Interest Pledge Agreement is 2 years from Tsingda Education’s satisfaction of all its obligations under the Consulting Services Agreement. In the event Tsingda Education fails to cure a material breach, the WFOE may, among other remedies available, terminate this agreement. The primary remedy for default under the Equity Interest Pledge Agreement is to engage in an auction or sale of the equity interests being pledged. Such an auction or sale may not result in our receipt of full value of the equity interest or the business of Tsingda Education and any proceeds we receive would be net of the payment of related expenses and taxes.

•

Consulting Service Agreement. Tsingda Education and the WFOE have entered into a Consulting Services Agreement which provides that the WFOE will be the exclusive provider of consulting and management services to Tsingda Education and Tsingda Education will pay all of its net income to the WFOE quarterly for such services. Any such payment from the WFOE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. See “Risk Factors – Risks Associated With Doing Business in China.” The Consulting Services Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, if the WFOE ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of the agreement. The WFOE may also terminate such agreement with or without cause.

•

Option Agreement. Pursuant to the Option Agreement among the WFOE, Tsingda Education and each Tsingda Education Shareholder, the Tsingda Education Shareholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Tsingda Education at any time. The Option Agreement is effective for the maximum period of time permitted by Chinese law until it is early terminated according to the terms of the Option Agreement. The WFOE or its designee may exercise the option at any time by giving a written notice to the Tsingda Education Shareholders and specify the amount of the equity interest to be purchased and manner of purchase. The purchase price of the equity interest pursuant to an exercise of the option shall equal the capital paid in by the Tsingda Education Shareholders, unless applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest.

•

Voting Right Proxy Agreement. Pursuant to the Voting Right Proxy Agreement among the WFOE, Tsingda Education and the Tsingda Education Shareholders, the Tsingda Education Shareholders have granted the WFOE a voting and proxy right to vote their equity interest in Tsingda Education. The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with 30 days prior written notice.

These contractual arrangements may not be as effective in providing us with control over the VIE as direct ownership. Due to the VIE structure, we have to rely on contractual rights to effect control and management of Tsingda Education and its subsidiaries, which exposes us to the risk of potential breach of contract by the shareholders of Tsingda Education. The VIE Agreements are subject to significant risks which are also discussed in more details in the “Risks Related to our Corporate Structure” section of this annual report.

•

The PRC government may determine that the VIE Agreements which we utilize to control Tsingda Education are not in compliance with applicable PRC laws, rules and regulations and that they are therefore unenforceable. If the PRC government determines the VIE Agreements are unenforceable as they may circumvent the PRC restrictions relating to foreign investment restrictions, the relevant regulatory authorities would have broad discretion in dealing with such breach and could have a material adverse impact on our business, financial condition and results of operations.

•

The primary remedy under the Equity Interest Pledge Agreement for default in these arrangements is to engage in an auction or sale of the shares. Such an auction or sale may not result in our receipt of full value of the equity or the business of the entities and that any proceeds we receive would be net of the payment of related expenses and taxes.

•

The pricing arrangement under the VIE Agreements may be challenged by the PRC tax authorities. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. The PRC tax authority may levy additional tax, penalties and interest.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements.

We agreed to waive the consulting fee payable by Tsingda Education for a period of 5 years from April 26, 2010 to April 26, 2015 in order for Tsingda Education to have sufficient cash to fund the expansion of its business.

Market Information

General

China’s education market is substantial based on the sheer size of its population. According to information published by the PRC government, it appears that our target population market as of December 31, 2011 is approximately 360 million individuals. The group is comprised of: infants and children below school age (6) - 160 million; primary school students - 110 million; junior high school students - 60 million; and senior high school students 30 million.

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

Learning Centers

As of December 31, 2011 and after four years of operations, we had over 2,926 operating Tsingda Learning Centers in 1,500 cities and 23 provinces. Of the total amount, 32 were Company-owned with the remainder being franchised operations. Tsingda Education owns the company-owned learning centers and it enters into franchise agreements for the franchised learning centers.

Tsingda Education is the party to all of the franchise agreements.

None of the shareholders, officers, directors or other affiliates of Tsingda eEDU, Tsingda Management or Tsingda Education is a franchisee or officer, director, beneficial holder or in any other way, a related party of any of our franchised locations.

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

○

Comprehensive Reference Library: We have digitized 97% of the teaching materials of all elementary, junior high and high schools in the PRC. The library allows for easy student reference to the familiar teaching materials.

○

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

○

Synchronous Courseware Delivery: The courseware delivers teaching materials to the student synchronously with curriculums from local schools. Students can drill down to lessons which coincide with current school classes.

○	Diverse Teaching Disciplines. For any subject in our curriculum, students can select presentations from numerous teachers, including renowned teachers.

○

Gap Detection: Our proprietary courseware detects weaknesses in a student’s aptitude. During testing and Q&A sessions, incorrect answers generate subsequent questions specifically aimed at bolstering student weaknesses.

○

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

○

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

○

Counselor Guidance Area. Students utilize the counselor guidance area to complete homework, take exams, or to perform workshop materials. The guidance area is supervised by counselor to ensure that students are not distracted by other students. In addition, parent meeting are held in this area.

○

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

Pursuant to our franchise agreements, the franchisee is solely responsible to obtain all necessary operating permits. In case the franchisee fails to obtain such operating permits or fully comply with relevant regulations, Tsingda Education will not be liable for any loss or damages of such franchisee. However, Tsingda Education does not have indemnification rights against franchisees pursuant to the franchise agreement. As a result, Tsingda Education may potentially suffer loss or damages or be penalized if a third party or government authority successfully bring claim or action against Tsingda Education for its failure to supervise the franchisee to obtain such operating permit.

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

○

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

○

General Classroom: These classes are presented by qualified, albeit not renowned teachers. These classrooms are designed for 30 to 50 students. These classrooms are used for general courses, including mathematics, English, and physics.

○	One-on-One Classroom: These are real time classrooms specially designed for students desiring personalized and private tutoring space.

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

○

Background. We perform a series of background checks to verify academic credentials and employment history of each teacher. These checks include obtaining transcripts from schools and universities as well as phone interviews with colleagues.

○	Experience. Each teacher must have at least a degree from a university or college recognized by the

Ministry of Education.

○	Course Subjects. Course subjects and course outlines are approved in advance to ensure that courses presented avoid sensitive political and social issues.

○

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

Our Growth Strategy

Our growth and expansion strategy for the next 6 to 12 months includes the following measures:

Establish six regional management centers: The Company plans to establish six regional management centers in six geographical locations. The purpose is to manage, train, and supervise nearby franchisee operations. The aggregate estimated cost to open these locations is approximately $3 million.

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

Regulations on Broadcasting Audio-Video Programs through the Internet or Other Information Network

The State Administration of Radio, Film and Television, or SARFT, and MII promulgated the Rules for Administration of Internet Video-Audio Programs Service, or the Video-Audio Programs Rules, which became effective on January 31, 2008. The Video-Audio Programs Rules apply to the activities of broadcasting, integration, transmission, downloading of audio-video programs with computers, televisions or mobile phones as the main terminals and through various types of information networks. Pursuant to the Video-Audio Programs Rules, a permit for broadcasting audio-video programs through an information network is required to engage in these Internet broadcasting activities. On April 13, 2005, the State Council announced a policy on private investments in businesses in China that relate to cultural matters, which prohibits private investments in businesses relating to the dissemination of audio-video programs through information networks. According to the Rules for Administration of Internet Video-Audio Programs Services, if an entity engages in the provision of video-audio program services through the Internet without an appropriate license, the competent departments of radio, film and television may issue a warning, order such entity to take corrective action, stop the operations, confiscate the equipment involved in the illegal activities and/or impose fines and penalties. On December 24, 2010, we obtained the License for Broadcasting Audio-Video Program through the Internet issued by the State Administration of Radio Film and Television (license No. 0110588).

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

We are not subject to the Regulations on Chinese-Foreign Cooperation in Operating Schools and its Implementing Rules. The Regulations on Operating Chinese-Foreign Schools and its Implementing Rules are intended to encourage substantive cooperation between foreign education institutions and Chinese educational organizations. These regulations regulate schools or programs jointly operated by foreign and Chinese education institutions which are required to have relevant qualifications and experience in providing high-quality education. Tsingda eEDU and its affiliates are not “foreign education institutions” as defined under these regulations. Furthermore, according to the legal opinion we obtained from our PRC legal counsel, neither our VIE entity, Tsingda Education, nor the Tsingda Learning Centers operated by Tsingda are “private schools” as defined in the Law for Promoting Private Education.

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

All of our online services and products are delivered by Tsingda Education through software and teaching materials. 90% of these software and teaching materials are self-developed, 8% purchased, and 2% are jointly developed with third parties. Tsingda Education is the sole owner of the copyright for the 90% self-developed software and teaching materials. Tsingda Century entered into license agreements with the providers with regard to the 8% purchased courseware so that we obtained the right to use these software and teaching materials on our online platform and the cooperative platform. As to the 2% jointly developed software and teaching materials, Tsingda Education entered into agreements with collaborators pursuant to which we jointly develop these materials and we are entitled to use the software and materials developed, and are obligated to share the profits with them. We believe our operations are in compliance with the Regulations on Protection of the Right of Dissemination through Information Networks.

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

Limitations on Foreign Ownership of Our Businesses

The Foreign Investment Industry Guidance Catalogue (amended in 2007) and other applicable laws and regulations limit foreign ownership in entities, or foreign participation in entities, engaging in specified education activities by restricting foreign investment in educational websites. From a practical perspective, the MOE will not approve any foreign investment or participation in online degree education.

Our current operations, including our provision of online video-audio programs, may be deemed as within the “prohibited” or “restricted” industries in the Catalogue. Our corporate structure, especially the VIE Agreements, is designed to comply with current regulatory limitations on foreign ownership. Under the current PRC laws and regulations, it is not clear whether foreign participation through VIE arrangement is permitted. There was no regulatory action to sanction foreign involvement in the restricted or prohibited industries through a VIE structure. Both Tsingda Education and the WFOE are PRC domestic enterprises. The business licenses of both entities were approved by relevant governmental authorities. Despite this, there is no assurance that the PRC government will not take a more restrictive view on the VIE structure and impose sanctions against such arrangements. We have disclosed such risks in the risk factor discussions entitled “Risks Related to Our Corporate Structure” of this annual report.

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

We have asked our shareholders and beneficial owners who are Chinese residents to make the necessary applications and filings as required under Circular 75 and other related rules, as well as pursuant to the Escrow Agreement we entered into in connection with our September 2010 private placement. The Tsingda Education Shareholders registered the pledge of their equity interest contemplated in the Equity Pledge Agreement with the local SAIC in August 2010. Subsequently in July 2011, the Tsingda Education Shareholders amended the registration to reflect certain transactions among them. We will attempt to comply, and attempt to ensure that our shareholders and beneficial owners who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders and beneficial owners who are Chinese residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules due to uncertainty concerning the reconciliation of Circular 75 with other approval or registration requirements. In addition, certain of the holders of options to purchase our Ordinary Shares are Chinese residents. We have been advised that it is unclear under SAFE Rules whether these option holders would be deemed to be beneficial owners of our company for the purposes of these rules as a result of holding these options. The failure or inability of our Chinese resident shareholders or beneficial owners to register with SAFE in a timely manner pursuant to SAFE Rules, or the failure or inability of any future Chinese resident shareholders or beneficial owners to make any required SAFE registration or comply with other requirements under SAFE Rules may subject these shareholders or beneficial owners to fines or other sanctions and may also limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to pay dividends to us, repay shareholder loans or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us.

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

Restrictions on transfer of proceeds from offshore offerings to our PRC subsidiaries.

          On August 29, 2008, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-funded Enterprises, or Circular 142, was promulgated by SAFE. Pursuant to Circular 142, the foreign currency capital of FIEs, after being converted to RMB, can only be used for doing business within the business scope approved by relevant governmental authorities, and shall not be used for domestic equity investment except as otherwise explicitly provided by laws and regulations. In addition, FIEs may not change how they use such capital without SAFE’s approval, and may not in any case use such capital to repay RMB loans if they have not used the proceeds of such loans.

          On November 19, 2010, SAFE promulgated Circular 59 which requires the authenticity of settlement of net proceeds from offshore offerings to be closely examined and the net proceeds to be settled in the manner described in any offering documents. Circular 142 and Circular 59 may significantly limit our ability to transfer the net proceeds from any debt or equity offering we may undertake to our PRC subsidiaries and convert the net proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

          In strengthening Circular 142, SAFE promulgated the Circular on Further Clarifying and Regulating Relevant Issues Concerning the Administration of Foreign Exchange under Capital Account, or SAFE Circular 45, on November 9, 2011, which expressly prohibits a foreign invested company from converting registered capital in foreign exchange into RMB for the purpose of equity investment, granting certain loans, repayment of inter-company loans, or repayment of bank loans which have been transferred to a third party. As a result, Circular 142 and Circular 45 may significantly limit our ability to transfer capital to Tsingda Education and its schools and subsidiaries through our subsidiaries in the PRC, which may adversely affect our ability to expand our business, and we may not be able to convert capital into RMB to invest in or acquire any other PRC companies, or establish other variable interest entities in the PRC.

          Please refer to more detailed discussion on the risks associated with the above regulations in the “Risks Related to Doing Business In China” section in Item 1A Risk Factors.

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

ITEM 1A. RISK FACTORS

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

The Chinese government restricts foreign investment in education and Internet-related businesses, including distribution of content over the Internet. Our current operations, including our provision of online video-audio programs, may be deemed as within the “prohibited” or “restricted” industries in the Foreign Investment Industry Guidance Catalogue. Our corporate structure, especially the VIE Agreements, is designed to comply with current regulatory limitations on foreign ownership. Under the current PRC laws and regulations, it is not clear whether foreign participation through VIE arrangements are permitted. There is no assurance that the PRC government will not take a more restrictive view on our VIE structure and impose sanctions on such arrangements. We cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC licensing, registration, restrictions on foreign investment or other regulatory requirements, including without limitation the requirements described in the “Government Regulations” section. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

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

Under the terms of the option agreement by and among Tsingda Management, Tsingda Education and the shareholders of Tsingda Education, Tsingda Management has the option to purchase from the shareholders of Tsingda Education, all the outstanding shares of Tsingda Education. The option agreement is effective for the maximum period allowable under the laws of the PRC. In the event we are not able to control Tsingda Education through our other contractual arrangement, we would need to rely on the option agreement to purchase all the outstanding shares of Tsingda Education. In such an event, if the option agreement is terminated or not enforceable, then we may lose control of Tsingda Education.

Mr. Hui Zhang and Mr. Juntao Liu, the controlling shareholders of Tsingda Education have potential conflicts of interest with us, which may adversely affect our business.

Mr. Hui Zhang and Mr. Juntao Liu collectively own 57.4 % of Tsingda Education and therefore have control over it. Mr. Hui Zhang and Mr. Juntao Liu, beneficially own approximately 31.9% of our ordinary shares issued and outstanding as of December 31, 2011. Mr. Hui Zhang, CEO and Chairman of the Board of Tsingda eEDU, and Mr. Juntao Liu, Executive Vice President and a director of Tsingda eEDU, are both executive officers of Tsingda Education and its subsidiaries, including Beijing Tsingda Century Network Technology Co., Ltd ( the “Tsingda Network”) and Beijing Tsingda Century Training School. There may be conflicts of interest between the Tsingda Education Shareholders, Tsinda Education and us which may not be resolved in our favor and we have no agreements in place to resolve any such conflicts. Accordingly, the interests of Mr. Hui Zhang, Mr. Juntao Liu who are the controlling shareholders of Tsingda eEDU, may not be aligned with those of our unaffiliated shareholders. For example, Mr. Hui Zhang and Mr. Juntao Liu may cause Tsingda Education to delay the payment of consulting services fees to us via the WFOE or they may cause Tsingda Education to unlawfully terminate the VIE Agreements. There may be conflicts of interest between their duties to us and their interests as shareholders and officers of Tsingda Education. We cannot assure you that they will act entirely in our interests when conflicts of interest arise or that conflicts of interest will be resolved in our favor. In addition, Mr. Hui Zhang and Mr. Juntao Liu could violate their non-competition or employment agreements with us or their legal duties by diverting business opportunities from us, resulting in our loss of corporate opportunities. If we are unable to resolve any such conflicts, or if we suffer significant delays or other obstacles as a result of such conflicts, our business and operations could be severely disrupted, which could materially and adversely affect our results of operations and damage our reputation.

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

Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing ongoing policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or the prospects of the education market, which could harm our business.

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

Foreign exchange restrictions on transfer of proceeds from offshore offerings to our PRC subsidiaries.

          On August 29, 2008, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-funded Enterprises, or Circular 142, was promulgated by SAFE. Pursuant to Circular 142, the foreign currency capital of FIEs, after being converted to RMB, can only be used for doing business within the business scope approved by relevant governmental authorities, and shall not be used for domestic equity investment except as otherwise explicitly provided by laws and regulations. In addition, FIEs may not change how they use such capital without SAFE’s approval, and may not in any case use such capital to repay RMB loans if they have not used the proceeds of such loans.

          On November 19, 2010, SAFE promulgated Circular 59 which requires the authenticity of settlement of net proceeds from offshore offerings to be closely examined and the net proceeds to be settled in the manner described in any offering documents. Circular 142 and Circular 59 may significantly limit our ability to transfer the net proceeds from any debt or equity offering we may undertake to our PRC subsidiaries and convert the net proceeds into RMB, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

          Contracts we have entered into or may enter into with any third parties which provide for services which are outside of our permitted business scope may be voided by PRC authorities.

          Pursuant to PRC laws and regulations, a company may only engage in business within its permitted business scope, as set forth in a license granted to such company. If the business conducted by a company outside of its permitted business scope falls within certain restricted, prohibited or controlled categories as set forth by the PRC government, a PRC court could terminate all contracts relating to the conduct of such business if suit is brought by the counterparty to such contract. According to its current business license, the permitted business scope of Tsingda Education does not include tutoring and test preparation. However, such business is not currently within the restricted, prohibited or controlled categories established by the PRC. In the event tutoring or testing preparation services become controlled, restricted or prohibited by the PRC government, Tsingda Education could be deemed as not having the business license necessary to provide such services, and thus any contract of Tsingda Education under which such services are provided could be voided. We can provide no assurance that activities performed by Tsingda Education outside the scope of its business license will not in the future become controlled, restricted or prohibited by the PRC government. In such event, we can provide no assurance that the parties Tsingda Education provides such services to will not challenge or seek to void the validity of contracts Tsingda Education may have with them. If such contracts were challenged and adjudicated as void by any PRC court, Tsingda Education’s business may be materially affected and it could suffer severe loss of revenue that may have a material adverse effect on its and our future operating prospects, financial condition and results of operations.

          PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from making loans to the WFOE, Tsingda Education and its subsidiaries or making additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

          We are an offshore holding company conducting our operations in China through our PRC subsidiaries and Tsingda Education and its subsidiaries. We may need to make loans to our PRC subsidiaries or Tsingda Education and its subsidiaries, or we may make additional capital contributions to our PRC subsidiaries.

          Any loans to our PRC subsidiaries or Tsingda Education are subject to PRC regulations. For example, loans by us to our wholly-owned subsidiaries in China, each of which is a foreign-invested enterprise, to finance their activities cannot exceed statutory limits and must be registered with the PRC State Administration of Foreign Exchange, or SAFE, or its local counterparts. Loans by us to Tsingda Education and its schools and subsidiaries, which are domestic PRC entities, must be approved by the relevant government authorities and must also be registered with SAFE or its local counterparts.

          We may also decide to finance our PRC subsidiaries by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterparts. We are unlikely, however, to finance the activities of Tsingda Education and its schools and subsidiaries by means of capital contributions due to regulatory issues related to foreign investment in domestic PRC entities, as well as the licensing and other regulatory issues. SAFE promulgated Circular 142, on August 29, 2008 to regulate the conversion by a foreign-invested company of its capital contribution in foreign currency into RMB. SAFE Circular 142 requires that the paid-in capital of a foreign-invested company settled in RMB converted from foreign currencies shall be used only for purposes within the business scope as approved by the authorities in charge of foreign investment or by other competent authorities and as registered with the local branch of the State Administration of Industry and Commerce (the “SAIC”) and, unless set forth in the business scope or in other regulations, may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the paid-in capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB paid-in capital may not be changed without SAFE’s approval. Violations of Circular 142 will result in severe monetary or other penalties. In strengthening Circular 142, SAFE promulgated the Circular on Further Clarifying and Regulating Relevant Issues Concerning the Administration of Foreign Exchange under Capital Account, or SAFE Circular 45, on November 9, 2011, which expressly prohibits a foreign invested company from converting registered capital in foreign exchange into RMB for the purpose of equity investment, granting certain loans, repayment of inter-company loans, or repayment of bank loans which have been transferred to a third party. As a result, Circular 142 and Circular 45 may significantly limit our ability to transfer capital to Tsingda Education and its schools and subsidiaries through our subsidiaries in the PRC, which may adversely affect our ability to expand our business, and we may not be able to convert capital into RMB to invest in or acquire any other PRC companies, or establish other variable interest entities in the PRC. See also “Item 4. Information on the Company—B. Business Overview—Regulation.” We cannot assure you that, if sought, we will be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

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

Investors and other market participants may have limited access to the corporate records we file with PRC government entities such as SAIC and therefore have limited means to conduct due diligence on our business.

While our financial statements are prepared according to US GAAP, financial statements of Tsingda Education and its subsidiaries are prepared according to PRC accounting standards. The WFOE, Tsingda Education and its subsidiaries are required to file tax returns, financial reports and other documents and to report shareholder change, director and officer change, assets transfer and other corporate changes with PRC government authorities, including SAIC. Such PRC government authorities generally do not give public access to the complete corporate records. Most authorities only allow access to persons who have obtained specific authorization from the subject company or to interested parties in a legal proceeding when the person can show the notice of acceptance or other court document. As such, investors may have difficulty conducting independent due diligence on our operations in China to make investment decisions.

Lack of indemnification rights in our franchise agreement may result in penalties or damages to us in the event the franchisee fails to obtain necessary operating permits under relevant PRC laws.

Our franchisees are required to obtain necessary operating permits and comply with applicable PRC laws and regulations. Pursuant to our franchise agreements, the franchisee is solely responsible to obtain the necessary operating permits. In case the franchisee fails to obtain such operating permits or fully comply with relevant regulations, we will not be liable for any loss or damages of such franchisee. However, Tsingda Education does not have indemnification rights against the franchisees pursuant to the franchise agreement. As a result, we may potentially suffer loss or damages or be penalized if a third party or government authority successfully brings a claim or action against us or Tsingda Education for our franchisees’ failure to to obtain such operating permits or comply with such regulations.

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

We do not anticipate paying cash dividends on our Ordinary Shares in the foreseeable future and we may not have sufficient funds legally available to pay dividends, especially considering the fact that we have agreed to waive consulting fee payable by Tsingda Education until April 26, 2015. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings from our operations.

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

                    Pursuant to the VIE Agreements, the WFOE effectively assumed management of the business activities of Tsingda Education and has the right to appoint all executives and senior management and the members of its board of directors. The shareholders of Tsingda Education (the “Tsingda Education Shareholders”) have pledged their right, title and equity interests in Tsingda Education as security for the WFOE to collect consulting services fees through the Equity Pledge Agreement. In order to further reinforce the WFOE’s rights to control and operate Tsingda Education, the Tsingda Education Shareholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Tsingda Education through the Option Agreement.

•

Equity Interest Pledge Agreement. The WFOE and the Tsingda Education Shareholders have entered into Equity Interest Pledge Agreements, pursuant to which each shareholder pledges all of his shares of Tsingda Education to the WFOE in order to guarantee cash-flow payments under the Consulting Services Agreement. The Equity Pledge Agreement further entitles the WFOE to collect dividends from Tsingda Education during the term of the pledge. The term of the Equity Interest Pledge Agreement is 2 years from Tsingda Education’s satisfaction of all its obligations under the Consulting Services Agreement. In the event Tsingda Education fails to cure a material breach, the WFOE may, among other remedies available, terminate this agreement.

•

Consulting Service Agreement. Tsingda Education and the WFOE have entered into a Consulting Services Agreement which provides that the WFOE will be the exclusive provider of consulting and management services to Tsingda Education and Tsingda Education will pay all of its net income to the WFOE quarterly for such services. Any such payment from the WFOE to the Company would need to comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. See “Risk Factors – Risks Associated With Doing Business in China.” The Consulting Services Agreement is effective until it is terminated by either party in the event the other party becomes bankrupt or insolvent, if the WFOE ceases operations, or if circumstances arise which materially and adversely affect the performance or the objectives of the agreement. The WFOE may also terminate such agreement with or without cause.

•

Option Agreement. Pursuant to the Option Agreement among the WFOE, Tsingda Education and each Tsingda Education Shareholder, the Tsingda Education Shareholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in Tsingda Education at any time. The Option Agreement is effective for the maximum period of time permitted by Chinese law until it is early terminated according to the terms of the Option Agreement. The WFOE or its designee may exercise the option at any time by giving a written notice to the Tsingda Education Shareholders and specify the amount of the equity interest to be purchased and manner of purchase. The purchase price of the equity interest pursuant to an exercise of the option shall equal the capital paid in by the Tsingda Education Shareholders, unless applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest.

•

Voting Right Proxy Agreement. Pursuant to the Voting Right Proxy Agreement among the WFOE, Tsingda Education and the Tsingda Education Shareholders, the Tsingda Education Shareholders have granted the WFOE a voting and proxy right to vote their equity interest in Tsingda Education. The Voting Right Proxy Agreement is effective until terminated by mutual agreement or by the WFOE with 30 days prior written notice.

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

Revenue. For the twelve months ended December 31, 2011, we had revenues of $45,155,225 as compared to revenues of $27,447,545 for the twelve months ended December 31, 2010, an increase of approximately 64.51%. We experienced strong growth in our revenues during the twelve months period ended 2011 due to an increase in the number of franchised locations for the Company’s offline businesses, along with the continued growth of its online learning platform. As of December 31, 2011, we had 2,894 franchise locations and 32 company owned locations, compared with 2,315 franchise locations and 31 company owned locations, respectively, as of December 31, 2010. In addition, online revenues for twelve months ended December 31, 2011 increased to $6,094,871 from $3,365,285 for the comparable period in 2010.

Expenses. For the twelve months ended December 31, 2011, we incurred expenses, composed of selling and general and administrative expenses, of $17,128,164 compared to expenses of $9,405,420 for the twelve months ended December 31, 2010, an increase of approximately 82.11%.

Selling expenses include salaries of the staffs in our sales department, the company-owned learning centers, and other departments such as advertising, printing, logo manufacturing, and transportation. For the twelve months ended December 31, 2011, we had selling expenses of $10,526,913 as compared to $6,199,618 for the comparable period of the prior year, an increase of 69.80%. The increase reflected the marketing efforts we spent on two new business projects: the Family Baby Club and Huang Gang Supplementary Education Center, our efforts in attracting new franchise locations, and the continuous promoting efforts for our online education platform. The Family Baby Club targets pre-school children from zero to six years old and Huang Gang Supplementary Education Center provides well-regarded supplementary education to high school students. Huang Gang is an area located in Hubei province and is famous for its nationally top-ranked high schools and excellent academic performance of students. The Education Department of Huang Gang City entered into an agreement with the Company to establish supplemental tutoring programs throughout China, which started in May 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had working capital of $17,562,293 compared with working capital of $11,381,531 as of December 31, 2010. Changes in our working capital are summarized as follows:

	December 31, 2011 (Audited)	December 31, 2010 (Audited)	Increase in Working Capital

Total current assets	$37,501,727	21,174,491	16,327,236
Total current liabilities	16,899,434	9,792,960	7,106,474
Working Capital	$20,602,293	11,381,531	9,220,762

Our increase in working capital is primarily attributable to the increase in accounts receivables and advances to suppliers of approximately $10,415,544 and $3,637,263 respectively. The increase was due to the expansion of our franchise system and increased sales of our prepaid cards. Accounts receivables will be reduced gradually as the standard term of each receivable is one year. Before the repayment of such prior receivable, a franchise store cannot purchase any new prepaid card from the Company and the Company has the right to shut down the online broadcasting system until the receivables are paid. Further, the Company increased its promotional efforts, which was especially reflected in the prepayment in advertisements and printing by 120% and 70% respectively. In addition, tax payable and accounts payable were increased by 91% and 310% respectively. While tax payable reflects the increase in net income and business tax, accounts payable was increased due to the improvements of the new office building, the updates of our internet infrastructure as well as the purchase of other intangible assets.

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

On August 10, 2011, the Company entered into a Shares Investment Agreement (the “Yiying Acquisition Agreement”) with Beijing Yiying Angel Education Consulting Co., Ltd. (“Yiying Angel”) and Ms. Yitong Chen, the owner of Yiying Angel, to acquire 70% of the equity interest of Yiying Angel from Ms. Chen for consideration of $2,800,000 and 200,000 Company options to purchase ordinary shares at an exercise price of $5 per share. The $2,800,000 was paid as of December 31, 2011. Pursuant to the terms of the Supplementary Agreement, on August 3, 2012, the Company paid $200,000 to Yiying Angel to fund the expenses associated with shutting down of certain Yiying Angel operations. Upon the payment of the $200,000, the acquisition closed. Yiying Angel was founded in 2006, providing early childhood educational services to children from 0 to 6 years old. As of December 31, 2011, it had nearly 200 franchise centers in 80 cities and 4 Company-owned centers in Beijing. We believe Yiying Angel complements the business of Tsingda Education. We have been entitled to and responsible for 70% of the revenue and liabilities of Yiying Angel since August 2, 2012. The financial results of Yiying Angel will be fully consolidated in our financial statements starting from the fiscal period ended September 30, 2012.

On November 1, 2011, the Company entered into a Co-operation Agreement (“Shangxue Co-operation Agreement”) with Beijing ShangXue Educational Technology Co. (“Shangxue”) pursuant to which we have the right to purchase 80% of the equity interest of Shangxue for $1,800,000. Pursuant to the Shangxue Co-operation Agreement, Tsingda Education paid $800,000 to Shangxue for the designated purpose of purchasing certain software and teaching materials. Tsingda Education also paid $450,000 as a deposit for the purchase of Shangxue’s equity in exchange for an exclusivity period from the date of the agreement to the end of 2014, during which Shangxue shall not enter into any similar agreement with any other party. In the event Shangxue achieved certain financial performance milestones, Tsingda Education shall acquire 80% of Shangxue’s equity interest by payment of an additional $550,000. In the event Shangxue fails to achieve the agreed financial performance milestones, Shangxue shall repay the $450,000 deposit. We have the right to decide whether to close the acquisition before the end of April 2013. After closing of the acquisition, the board of directors of Shangxue is authorized to decide how the profit (and loss) should be allocated between Tsingda Education and the original Shangxue shareholders.

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

Tsingda Education is considered a variable interest entity (“VIE”), and we are the primary beneficiary. On April 26, 2010, we entered into agreements with Tsingda Education pursuant to which we shall receive a quarterly fee in an amount equal Tsingda Education’s quarterly, after tax net profits. In accordance with these agreements, Tsingda Education shall pay consulting fees equal to 100% of its quarterly, after tax net profits to our wholly-owned subsidiary, Tsingda Management, and Tsingda Management shall supply the technology and administrative services needed to service Tsingda Education. We agreed to waive the consulting fee payable by Tsingda Education for a period of 5 years from April 26, 2010 to April 26, 2015 in order for Tsingda Education to keep sufficient cash to fund the expansion of its business.

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

NAME	AGE	POSITION

Zhang Hui	45	Chairman of the Board of Directors, Chief Executive Officer and President
Liu Juntao	49	Executive Vice President and Director
Kang Chungmai	41	Secretary and Chief Financial Officer
Norm Klein*	61	Director
David Bolocan*	47	Director
Bi Cheng	54	Director

* Mr. Norm Klein and Mr. David Bolocan resigned from the board of directors as of December 19, 2013.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Zhang Hui(1)	2010	$55,385	0	0	0	0	$55,385
Chairman, President, and Chief Executive Officer	2011	$55,385	0	0	0	0	55,385

Kang Chungmai(1)	2010	$46,225	0	0	0	0	$46,225
Chief Financial Officer	2011	$46,225	0	$480,000	0	0	$526,225

Joseph Rozelle(2)	2010	0	0	0	0	0	0
Former President and Chief Financial Officer and Secretary	2011	0	0	0	0	0	0

Karl Brenza(3)	2010	0	0	0	0	0	0
Former Chief Executive Officer	2011	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Number of Ordinary Shares Beneficially Owned(1)	Percent Of Class(2)

	Officers and Directors

Zhang Hui (3) President and Chairman	11,422,706	31.9%
Liu Juntao(3) Executive Vice President and Director	11,422,706	31.9%
Kang Changmai (4) Chief Financial Officer and Secretary	300,000	0.84%
Norm Klein (5)*	1,579,740	4.2%

David Bolocan * Director	0	0
Bi Cheng Director	0	0
All officers and directors as a group (3 persons)	12,772,706	35.72%

5% or greater shareholders
Yangyi Yu	2,193,750	6.14%

Tsing Da Century Education Technology Co., Ltd. (3)	11,422,706	31.9%

* Mr. Norm Klein and Mr. David Bolocan resigned from the board of directors as of December 19, 2013.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum and Articles of Association of the Company.(1)
3.2	Amended Memorandum of Association of the Company.(2)
3.3	Memorandum of and Articles of Association of Tsing Da Century Education Technology Co. Ltd.(3)
4.1	Form of Warrant.(5)
4.2	Form of Placement Agent Warrant.(5)
5.1	Opinion of Shu Jin Law Firm (7)
10.1	Consulting Services Agreement dated April 26, 2010(3)
10.2	Operating Agreement dated April 26, 2010(3)
10.3	Option Agreement dated April 26, 2010(3)
10.4	Voting Rights Proxy Agreement dated April 26, 2010(3)
10.5	Equity Pledge Agreement dated April 26, 2010(3)
10.6	Share Exchange Agreement dated May 24, 2010 by and among Compass Acquisition Corporation and its controlling shareholders, and Tsing Da Century Education Technology Co. Ltd. and its shareholders (4)
10.7	Securities Purchase Agreement dated September 16, 2010 by and among the Company and certain investors.(5)
10.8	Registration Rights Agreement dated September 16, 2010 by and among the Company and certain investors.(5)
10.10	Holdback Escrow Agreement dated September 16, 2010, by and among the Company, Zhong Hui Rong (Fujian) Fund, Ltd. and Collateral Agents, LLC.(5)
10.11	Six Month Lock-Up Agreement dated September 16, 2010 by and among the Company and certain shareholders.(5)
10.12	Initial Shareholder Lock-Up Agreement dated September 16, 2010 by and among the Company and certain shareholders.(5)
10.13	Initial Shareholder Lock-Up Agreement dated September 16, 2010 by and among the Company and Eastbridge Investment Group Corp.(5)
10.14	Founding Shareholder Lock-Up Agreement dated September 16, 2010 by and between the Company and Tsingda Century Education Technology Co. Ltd.(5)
10.15	Securities Escrow Agreement dated September 16, 2010 by and among the Company, Maxim Group, LLC, Tsing Da Century Technology Co. Ltd., and Collateral Agents, LLC.(5)
10.16	Agreement dated March 12, 2010 by and between Maxim Group, LLC and Beijing Tsingda Century Investment Consultant of Education Co., Ltd.(5)
10.17	Translation of Form of Franchise Agreement.(6)
10.18	Translation of Employment Agreement with Mr. Zhang.(6)
10.19	Services Agreement by and between the Company and Eastbridge Investment Group Corporation dated May 17, 2010.(9)
10.10	Securities Purchase Agreement, dated as of July 12, 2011 between the Company and AMI Corporation (10)
10.11

Investment Agreement dated August 10, 2011 by and among Tsing Da Century Education Technology Co. Ltd (“Tsingda Education”) and Beijing Yiying Angel Education Consulting Co., Ltd. (“Yiying Angel”) and Ms. Yitong Chen, the owner of Yiying Angel.***

10.12	Supplementary Agreement to the Investment Agreement dated August 10, 2011 by and among Tsingda Education, Yiying Angel and Ms. Yitong Chen***

10.13	Co-operation Agreement dated November 1, 2011 by and between Tsingda Education and Beijing ShangXue Educational Technology Co. (“Shangxue”)***
10.14	Investment Agreement dated August 5, 2011 by and between Tsingda Education and Mr. Guozhen Zhou, founder of Asia Outstanding Students Admissions Union Ltd. (“AOSA”). ***
10.15	Supplementary Agreement to the Investment Agreement dated August 5, 2011 by and between Tsingda Education and Mr. Guozhen Zhou. ***
10.16	Form of Franchise Agreement by and between Tsingda Education and franchisees of Tsingda learning centers.***
21.1	List of Subsidiaries.(6)
23.1	Consent of Malone Bailey LLP *
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *
99.1	Index of Tsingda Courses (8)
99.2	Addresses of Company-owned learning centers (7)

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **

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
(5) Incorporated by reference to the Form 8-K Current Report filed on September 23 2010.
(6) Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 333-169877) filed on October 12, 2010.
(7) Incorporated herein by reference to the Registration Statement on Form S-1/A filed on December 28, 2010.
(8) Incorporated herein by reference to the Registration Statement on Form S-1/A (Registration No. 333-169877) filed on December 3, 2010.
(9) Incorporated herein by reference to the Registration Statement on Form S-1/A (Registration No. 333-170885) filed on January 4, 2011.
(10) Incorporated herein by reference to the Current Report on Form 8-K filed on July 26, 2011
* Filed Herewith
** previously included in the Annual Report on Form 10-K for fiscal year ended on December 31, 2011 filed on March 30, 2012
*** previously included in Amendment No. 1 to the Annual Report on Form 10-K for fiscal year ended on December 31, 2011, filed on March 30, 2012

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

On November 1, 2011, the Company entered into a cooperation agreement with Beijing ShangXue Educational Technology Co. (“Shangxue”) to purchase 80% of the equity interest of Shangxue for $1,800,000. As of December 31, 2011, the Company has paid $1,000,000 as the deposit.

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

NOTE 9 – DUE FROM THE RELATED PARTY

On August 5, 2011, the Company entered into a definitive Investment Agreement (the “Investment Agreement”) with Mr. Guozhen Zhou, an executive of the Company (the Vice President of the Company) and also the founder of Asia Outstanding Students Admissions Union Ltd. (“AOSA”), a Company registered in British Columbia, Canada. Under the Investment Agreement, Tsingda agreed to pay Mr. Zhou $3,000,000, to acquire 55% of the total outstanding equity interests of AOSA. As of December 31, 2011, the Company paid $3,000,000 to Mr. Gouzhen Zhou. As of March 30, 2012, $2,900,000 has been paid back by Mr. Gouzhen Zhou since the transaction has not been closed.

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

F-31

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

Date: January 16, 2013	/s/ Zhang Hui

Zhang Hui
Chief Executive Officer ((Principal Executive Officer)

/s/ Kang Chungmai

Kang Chungmai
Chief Financial Officer ((Principal Financial Officer and Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhang Hui	Chief Executive Officer	January 16, 2013
and Chairman of the Board
Zhang Hui

/s/ Kang Chungmai	Chief Financial Officer and	January 16, 2013
Secretary
Kang Chungmai

/s/ Liu Juntao	Executive Vice President and	January 16, 2013
Director
Liu Juntao

/s/ Bi Cheng	Director	January 16, 2013

Bi Cheng