Form 10-K/A
period 2011-12-31
Tsingda eEDU Corp
filed 2013-02-04
CIK 1381790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ending December 31, 2011

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______________ to _____________.

Commission file number 000-52347

TSINGDA EEDU CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

No. 39, Block 74, Lugu Rd., Shinjingshan District, Beijing, PR China	101105
(Address of Principal Executive Offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

          Tsingda eEDU Corporation is filing this Amendment No. 3 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or the Form 10-K, which was originally filed with the Securities and Exchange Commission, or SEC, on March 30, 2012 and amended on January 16, 2013 in order to respond to certain comments of the staff of the SEC.

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

PART I

ITEM 1. BUSINESS

Overview

Tsingda eEDU Corporation (“we”, “our”, “us”“it”, the “Company” or “Tsingda eEDU”), a Cayman Island corporation, together with its subsidiaries and affiliates, is a leading offline and online provider of educational services in the PRC. We have established the largest chain of education centers in the PRC, known as “Tsingda Learning Centers.” These offline educational centers principally target elementary school students and consist mainly of franchised locations.

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

The Chinese government restricts foreign investment in education and Internet-related businesses, including distribution of content over the Internet. Our current operations, including our provision of online video-audio programs, may be deemed as within the “prohibited” or “restricted” industries in the Foreign Investment Industry Guidance Catalogue. Our corporate structure, especially the VIE Agreements, is designed to comply with current regulatory limitations on foreign ownership. Under the current PRC laws and regulations, it is not clear whether foreign participation through VIE arrangements are permitted. There is no assurance that the PRC government will not take a more restrictive view on our VIE structure and impose sanctions on such arrangements. We cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC licensing, registration, restrictions on foreign investment or other regulatory requirements, including without limitation the requirements described in the “Government Regulations” section. We have agreed to waive the consulting fees payable by to us Tsingda Education for a period of five years, until April 26, 2015. Our decision to waive such fees may be deemed by the PRC government as a way to avoid compliance with restrictions related to foreign investment in “prohibited” or “restricted” industries.

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

* Mr. Norm Klein and Mr. David Bolocan resigned from the board of directors as of December 19, 2012.

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

* Mr. Norm Klein and Mr. David Bolocan resigned from the board of directors as of December 19, 2012.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum and Articles of Association of the Company.(1)
3.2	Amended Memorandum of Association of the Company.(2)
3.3	Memorandum of and Articles of Association of Tsing Da Century Education Technology Co. Ltd.(3)
4.1	Form of Warrant.(5)
4.2	Form of Placement Agent Warrant.(5)
5.1	Opinion of Shu Jin Law Firm (7)
10.1	Consulting Services Agreement dated April 26, 2010(3)
10.2	Operating Agreement dated April 26, 2010(3)
10.3	Option Agreement dated April 26, 2010(3)
10.4	Voting Rights Proxy Agreement dated April 26, 2010(3)
10.5	Equity Pledge Agreement dated April 26, 2010(3)
10.6	Share Exchange Agreement dated May 24, 2010 by and among Compass Acquisition Corporation and its controlling shareholders, and Tsing Da Century Education Technology Co. Ltd. and its shareholders (4)
10.7	Securities Purchase Agreement dated September 16, 2010 by and among the Company and certain investors.(5)
10.8	Registration Rights Agreement dated September 16, 2010 by and among the Company and certain investors.(5)
10.10	Holdback Escrow Agreement dated September 16, 2010, by and among the Company, Zhong Hui Rong (Fujian) Fund, Ltd. and Collateral Agents, LLC.(5)
10.11	Six Month Lock-Up Agreement dated September 16, 2010 by and among the Company and certain shareholders.(5)
10.12	Initial Shareholder Lock-Up Agreement dated September 16, 2010 by and among the Company and certain shareholders.(5)
10.13	Initial Shareholder Lock-Up Agreement dated September 16, 2010 by and among the Company and Eastbridge Investment Group Corp.(5)
10.14	Founding Shareholder Lock-Up Agreement dated September 16, 2010 by and between the Company and Tsingda Century Education Technology Co. Ltd.(5)
10.15	Securities Escrow Agreement dated September 16, 2010 by and among the Company, Maxim Group, LLC, Tsing Da Century Technology Co. Ltd., and Collateral Agents, LLC.(5)
10.16	Agreement dated March 12, 2010 by and between Maxim Group, LLC and Beijing Tsingda Century Investment Consultant of Education Co., Ltd.(5)
10.17	Translation of Form of Franchise Agreement.(6)
10.18	Translation of Employment Agreement with Mr. Zhang.(6)
10.19	Services Agreement by and between the Company and Eastbridge Investment Group Corporation dated May 17, 2010.(9)
10.20	Securities Purchase Agreement, dated as of July 12, 2011 between the Company and AMI Corporation (10)
10.21

Investment Agreement dated August 10, 2011 by and among Tsing Da Century Education Technology Co. Ltd (“Tsingda Education”) and Beijing Yiying Angel Education Consulting Co., Ltd. (“Yiying Angel”) and Ms. Yitong Chen, the owner of Yiying Angel.*

10.22	Supplementary Agreement to the Investment Agreement dated August 10, 2011 by and among Tsingda Education, Yiying Angel and Ms. Yitong Chen*

10.23	Co-operation Agreement dated November 1, 2011 by and between Tsingda Education and Beijing ShangXue Educational Technology Co. (“Shangxue”)*
10.24	Investment Agreement dated August 5, 2011 by and between Tsingda Education and Mr. Guozhen Zhou, founder of Asia Outstanding Students Admissions Union Ltd. (“AOSA”). *
10.25	Supplementary Agreement to the Investment Agreement dated August 5, 2011 by and between Tsingda Education and Mr. Guozhen Zhou. *
10.26	Form of Franchise Agreement by and between Tsingda Education and franchisees of Tsingda learning centers.*
21.1	List of Subsidiaries.(6)
23.1	Consent of Malone Bailey LLP *
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. *
99.1	Index of Tsingda Courses (8)
99.2	Addresses of Company-owned learning centers (7)

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **

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

TSINGDA EEDU CORPORATION
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Additional Paid-in Capital	Statutory Reserve		Retained Earnings	Total Shareholder’s Equity
Balance as of December 31, 2009	24,402,278	$9,370	$4,400,435	$1,329,032	$241,438	$7,531,177	$13,511,452
Issuance of 332,759 shares in connection with the share exchange transaction on May 24, 2010	332,759	128	—	—	—	—	128
Issuance of 915,085 shares to Maxim Group on May 17, 2010	915,085	351	29,649	—	—	—	30,000
Issuance of 2,079,740 shares to Eastbridge Investment Corporation on May 17, 2010	2,079,740	799	—	—	—	—	799
Issuance of 6,000,000 shares on September 16, 2010	6,000,000	2,304	9,597,696	—	—	—	9,600,000
Stock issuance cost related to the private placement on September 16, 2010	—	—	(504,600)	—	—		(504,600)
Net income for the year	—	—	—	—	—	10,301,196	10,301,196
Allocation of retained earnings to statutory reserve	—	—	—	1,069,432	—	(1,069,432)	—
Foreign currency translation adjustment	—	—	—	—	721,997	—	721,997

Balance as of December 31, 2010	33,729,862	$12,952	$13,523,180	$2,398,464	$963,435	$16,762,941	$33,660,972

The accompanying notes are an integral part of these financial statements.

Tsingda eEDU Corporation
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

	Common Stock				Accumulated Other Comprehensive Income		Total Shareholder’s Equity
	No. of Shares	Amount	Additional Paid-in Capital	Statutory Reserve		Retained Earnings

Balance as of December 31, 2010	33,729,862	$12,952	$13,523,180	$2,398,464	$963,435	$16,762,941	$33,660,972
Net income for year ended December 31, 2011	—	—	—	—	—	13,172,402	13,172,402
Issuance of 900,000 shares to the management on April 29, 2011	900,000	346	1,439,654	—	—	—	1,440,000
Stock based compensation cost	—	—	8,465	—	—	—	8,465
Foreign currency translation adjustment	—	—	—	—	1,874,495	—	1,874,495
Private placement on July 12, 2011	3,000,000	1,152	13,678,848	—	—	—	13,680,000
Stock issuance cost related to the private placement on July 12, 2011	—	—	(1,394,400)	—	—	—	(1,394,400)
Shares repurchased and retired on August 21, 2011	(1,875,000)	(720)	(6,186,780)	—	—	—	(6,187,500)

Balance as of December 31, 2011	35,754,862	$13,730	$21,068,967	$2,398,464	$2,837,930	$29,935,343	$56,254,434

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

Date: February 4, 2013	/s/ Zhang Hui

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

Signature	Title	Date

/s/ Zhang Hui	Chief Executive Officer and Chairman of the Board	February 4, 2013

Zhang Hui

/s/ Kang Chungmai	Chief Financial Officer and Secretary	February 4, 2013

Kang Chungmai

/s/ Liu Juntao	Executive Vice President and Director	February 4, 2013

Liu Juntao

/s/ Bi Cheng	Director	February 4, 2013

Bi Cheng